Form 10QSB
period 1996-03-31
ONGARD SYSTEMS INC
filed 1996-05-17
CIK 888428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

                                       or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.



Commission File Number:  0-20432.


                              ONGARD SYSTEMS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              84-1149380
- -----------------------------------                     -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  40 Commerce Drive, Hauppauge, NY                            11788
- -------------------------------------------                --------------
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (516) 231-8989
                                                     --------------
                   2323 Delgany Street, Denver, Colorado 80216
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996: 6,314,733

Transitional Small Business Disclosure Format:

                              Yes ____    No [X]

PART I.   ITEM 1.  FINANCIAL STATEMENTS




                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          March 31,                December 31
                                                            1996                       1995
                                                         -----------               -----------
                                                         (Unaudited)                 (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 5,803,382                $ 3,693,303
  Restricted Cash                                            99,133                     97,363
  Trade accounts receivable, net of
      allowance of $119,000 at December 31,
      1995 and $114,000 at March 31, 1996                   673,042                    656,274
  Inventory                                               1,806,886                  1,481,847
  Prepaid expenses and other                                255,866                     77,881
                                                        -----------                -----------

                  Total current assets                    8,638,309                  6,006,668
                                                        -----------                -----------
PROPERTY AND EQUIPMENT, net                               1,977,740                  1,152,573

EQUIPMENT UNDER OPERATING LEASES, net                       248,000                    134,440
                                                        -----------                -----------
OTHER ASSETS:
  Excess cost over net tangible assets
  acquired, net                                           2,364,653                  2,396,608
  Intangible and other assets, net                          249,938                    238,258
  Deposits                                                  111,897                     51,151
  Debt guarantee fee, net                                    16,551                    140,740
                                                        -----------                -----------

                  Total other assets                      2,743,039                  2,826,757
                                                        -----------                -----------


TOTAL ASSETS                                            $13,607,088                $10,120,438
                                                        ===========                ===========








    The accompanying notes are an integral part of these financial statement

                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          March 31,                December 31
                                                            1996                       1995
                                                         -----------               -----------
                                                         (Unaudited)                 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of notes payable to bank          $ 1,622,322             $ 1,764,270
      Trade accounts payable                                696,382                 839,187
      Accrued liabilities                                 1,468,304               1,251,050
      Capital leases payable                                145,244                  88,362
      Customer deposits                                      78,757                  89,994
                                                        -----------             -----------

                  Total current  liabilities              4,011,009               4,032,863
                                                        -----------             -----------

  LONG TERM LIABILITIES:
      Capital leases payable, net of current portion        333,568                    --
      Noncurrent trade accounts payable                     293,386                  50,735
                                                        -----------             -----------
                  Total long term liabilities               626,954                  50,735
                                                        -----------             -----------


                  Total liabilities                     $ 4,637,963             $ 4,083,598
                                                        -----------             -----------

STOCKHOLDERS' EQUITY:
      Convertible  Series A Preferred stock;  $.001
        par value, 3,000,000 shares authorized,
        378,292 issued and  outstanding  at
        December 31, 1995 and March 31, 1996;
        aggregate liquidation preference
        of $1,513,168                                   $ 1,228,167             $ 1,228,167
      Series B Redeemable Preferred Stock, no
        par value; 100 shares issued and
        outstanding                                              10                      10
      Common stock; $.001 par value,
        10,000,000 shares authorized, 5,355,281
        shares issued and outstanding at December
        31, 1995 and 6,314,733 shares issued and
        outstanding at March 31, 1996                         6,315                   5,355
      Additional paid-in capital, common stock           28,531,648              23,983,803
      Deferred compensation                              (1,044,188)             (1,189,500)
      Accumulated deficit                               (19,752,827)            (17,990,995)
                                                        -----------             -----------

                  Total stockholders' equity            $ 8,969,125             $ 6,036,840
                                                        -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                  $13,607,088             $10,120,438
                                                        ===========             ===========



   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended
                                                             March 31
                                                      1996              1995
                                                  -----------       -----------
                                                  (Unaudited)       (Unaudited)


REVENUES                                          $   727,750       $ 1,292,218

COST OF SALES                                         887,289         1,388,173
                                                  -----------       -----------

      Operating margin (deficit)                     (159,539)          (95,955)
                                                  -----------       -----------


COSTS AND EXPENSES:
      General and administrative                      879,480           623,518
      Sales and Marketing                             425,756           251,078
      Depreciation and amortization                    73,946            77,963
      Research and development                         68,396           131,142
                                                  -----------       -----------

                  Total expenses                    1,447,578         1,083,701
                                                  -----------       -----------

LOSS FROM OPERATIONS                               (1,607,117)       (1,179,656)

INTEREST INCOME                                        41,628               574

OTHER INCOME                                            1,292             5,635

INTEREST EXPENSE                                     (186,448)          (83,639)

OTHER EXPENSES                                        (12,735)              (80)
                                                  -----------       -----------


NET LOSS                                          $(1,761,439)      $(1,257,166)
                                                  ===========       ===========


NET LOSS PER SHARE                                $      (.32)      $      (.41)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                          5,515,190         3,065,318
                                                  ===========       ===========

     The accompanying notes are an integral part of these financial statements.



                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Three Months Ended
                                                                          March 31
                                                                    1996           1995
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net Loss                                                  $(1,761,439)   $(1,257,166)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization and non-cash interest       260,268        190,130
          Compensation expense related to stock options             145,312          9,375
          Allowance for doubtful accounts                            (5,118)          --
      Changes in assets and liabilities:
        Increase in restricted cash                                  (1,770)          --
        (Increase) decrease in accounts receivable                  (11,649)       568,041
        (Increase) in inventory                                    (441,624)      (337,272)
        (Increase ) decrease in prepaid expenses                   (177,985)       (34,560)
        (Increase) decrease in deposits                             (60,746)          --
        Increase (decrease) in customer deposits                    (11,237)        42,641
        (Decrease) increase in accounts payable
          and accrued liabilities                                   (32,882)       (71,818)
                                                                -----------    -----------
       Net cash flows used in operating activities               (2,098,870)      (890,629)
                                                                -----------    -----------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                               (139,265)       (18,142)
  Increase in patent, patents pending and trademark                 (17,568)        (3,971)
                                                                -----------    -----------

       Net cash flows used in investing activities              $  (156,833)   $   (22,113)
                                                                ===========    ===========





     The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            Three Months Ended
                                                                                March 31
                                                                          1996           1995
                                                                      (Unaudited)    (Unaudited)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of notes payable to bank                                $  (141,948)   $  (106,884)
      Payment of lease obligations                                        (41,072)       (15,900)
      Net proceeds from issuance of common stock                        4,548,802        296,431
      Net proceeds from issuance of preferred stock                          --          450,000
                                                                      -----------    -----------

      Net cash flows from financing activities                          4,365,782        623,647
                                                                      -----------    -----------



NET INCREASE (DECREASE) IN CASH                                         2,110,079       (289,095)

CASH and cash equivalents, beginning of year                            3,693,303         68,714
                                                                      -----------    -----------

CASH and cash equivalents, end of the period                          $ 5,803,382    $  (220,381)
                                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
Cash paid for interest                                                $    30,583    $    40,884
                                                                      ===========    ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH
      FINANCING AND INVESTING ACTIVITIES:

            Stock subscription receivable                             $   513,719           --

            Conversion of convertible debentures to preferred stock          --      $   769,997

            Conversion of vendor payables to common stock                    --      $   170,248

            Leasehold improvements financed by others                 $   350,000           --

            Acquisition of equipment through capital leases           $   431,112    $    82,000

            Reclassification of finished goods inventory to
              equipment, currently under lease                        $   116,584           --




   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of the Company and its wholly owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended March 31, 1996 and 1995. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the three months ended March 31, 1996 may not necessarily be indicative of the full year results.

     On October 1, 1994 the Company completed a merger with Pharmetics, Inc. (Pharmetics), now known as OST. The transaction was effected through the exchange of the Company's common stock for all of the outstanding common and preferred stock of OST. The aggregate purchase price, including the value of shares exchanged, merger expenses plus advances made to fund OST's operations prior to the acquisition, which ultimately became part of OnGard's investment, was $3,910,870. The Company has consolidated the results of this acquisition since the effective date.


     In December, 1995, the Company sold selected assets of its packaging line to Oliver Products including its customer accounts; proceeds from the sale aggregated $620,500. As a result of this sale, through the three months ended March 31, 1996, no material operating data is reflected in the financial statements from the packaging assets, while such data is included for the comparable quarter ended March 31, 1995.


2.   EQUITY TRANSACTIONS

     During August and September, 1995 the Company obtained $7.7 million from the private placement of 2,204,021 shares of its common stock at a price of $3.50 per share. The Company also issued 100 shares of its Series B preferred stock to the largest investor in the private placement, at a cost of $10.00. The Series B preferred shares carry no dividend or voting rights but provides for the right to elect one member of the Company's board of directors so long as at least 5% of the Company's common stock is owned by the investor. The investor exercised this right in December, 1995.

     During March, 1995 holders of the Company's Common Stock Purchase Warrants, which were then due to expire on March 29, 1996, excercised 755,694 warrants converting into 957,952 shares of the Company's common stock providing $5.1 million (gross proceeds) from their exercise. The Company then extended the expiration date (but no other terms of these Common Stock Purchase Warrants) until April 30, 1996. An additional, 134,541 warrants, converting to 170,193 shares were exercised generating an additonal $.9 million (gross proceeds), for an aggregate total of $6.0 million in gross proceeds. The warrants expired on April 30, 1996 (Note 7).

     The impact of outstanding warrants has not been included in earnings per share as such inclusion would be antidilutive.

3.   INVENTORY

     Inventory consists of the following as of March 31, 1996:

                   Raw materials                                    $1,044,958
                   Work in process                                     692,608
                   Finished goods                                       69,320
                                                                    ----------
                                                                    $1,806,886
                                                                    ==========

     The December 31, 1995 inventory balance consisted of the following:

                   Raw materials                                    $  905,886
                   Work in process                                     477,901
                   Finished goods                                       98,060
                                                                    ----------
                                                                    $1,481,847
                                                                    ==========

4.   PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

     Property and equipment, at cost, consist of the following as of March 31, 1996:

                   Furniture and fixtures                           $   74,131
                   Leasehold improvements                              840,451
                   Machinery and equipment                           1,902,192
                                                                    ----------
                                                                     2,816,774
                   Less accumulated depreciation
                     and amortization                                 (839,034)
                                                                    ----------
                                                                    $1,977,740
                                                                    ==========

     Intangible and other assets, at cost, consist of the following as of March 31, 1996:

                   Patents and trademarks                             $262,700
                   Other intangible assets                              56,662
                                                                      --------
                                                                       319,362

                   Less accumulated amortization                       (69,424)
                                                                      --------
                                                                      $249,938
                                                                      ========

5.   DEBT GUARANTEE FEE

     Debt guarantee fees reflect the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guaranty. The amount is being amortized over the term of the note, as a non-cash charge against earnings and is included in interest expense (Note 6). The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April, 1996 (Note 6).

6.   DEBT

     In October 1994, the Company entered into a $1.5 million term loan with a bank which was facilitated by a third party guarantor. The loan bears interest at the prime rate plus 2% (11% at March 31, 1996) and provides for a 36 month amortization schedule with a balloon payment at the end of one and a half years from inception. In April and May 1995, the guarantor of the $1.5 million note and another guarantor ("the guarantors"), facilitated an additional $1.0 million in indebtedness with the same bank. Two notes of

     $500,000 each were executed with the principal amount due in April 1996; interest was payable monthly. In exchange for their guarantees, the Company granted the guarantors options to acquire a total of 200,000 shares at an exercise price of $4.00 per share(Note 5). These two notes bear interest at 11 %. At March 31, 1996 the aggregate indebtedness on these notes was $1,622,000. The three notes were paid in full in April, 1996, in accordance with the maturity payment terms described above.

7.   WARRANTS

     The Company has issued warrants in connection with the securities transactions which have financed its operations since its initial public offering, other than the September 1995 private placement described in Note 2.

     Warrant prices and expiration periods vary but key terms, shown below, are included in each transaction. A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at March 31, 1996 and potential maximum gross proceeds to the Company are as follows:



                                          Common
                                          Stock                                                           Class B
                                          Purchase      Class A       Guarantor's      Underwriter's      Debenture
                                          Warrants      Warrants      Warrants         Warrants           Warrants       Total
                                          --------      --------      --------         --------           --------       -----
     Number of shares (a)                 160,940       228,571       600,000          250,000            375,000        1,614,511
     Original price                       $6.75         $6.00         $4.00            $3.50-$9.45        $6.00              --
     Dilution adjusted shares             203,589       268,341       692,780          345,260            428,531        1,938,501
     Dilution adjusted price              $5.34         $5.20         $3.41- $3.57     $3.01-$6.25        $5.23-$5.31        --
     Maximum potential gross              $1.1          $1.4          $2.4             $1.6               $2.3           $8.8
         proceeds ($ millions) (b)
     Expiration date (c)                  04-30-96      4-20-97,      10-24-99,        08-11-97,          2-28-98
                                                        7-18-97       5-31-00          07-20-97
     Redemption provision                   Yes           Yes           No                No                Yes


(a) Through March 31, 1996, 757,794 Common Stock Purchase Warrants and 71,429 Class A Warrants were exercised.

(b) There is no assurance that the full amount, if any, of these proceeds will be received by the Company in the future. However, prior to their expiration on April 30, 1996, an additional 134,541 Common Stock Purchase Warrants were exercised generating $.9 million (Note 9).

(c)  On March  31,  1995,  the  Company  extended  until  April  30,  1996,  the expiration date of its Common Stock Purchase Warrants, which were previously set to expire on December 31, 1995 and prior to that on August 15, 1995. Other than the extended expiration period, no other terms, including anti-dilution provisions, were extended.


8.   DISTRIBUTION AGREEMENT


     On March 6, 1996, the Company announced it had completed an agreement with Baxter V. Mueller ("Baxter"), a division of the Baxter Healthcare Corporation of Deerfield Illinois, for the exclusive marketing and distribution of a series of sterilization packaging products developed by OnGard. Baxter Healthcare Corporation is the principal domestic operating subsidiary of Baxter International, Inc. Through its subsidiaries, Baxter is a leader in the manufacture and marketing of healthcare products, systems and services worldwide offering products to healthcare providers in 100 countries. The Baxter V. Mueller group markets a complete line of high-quality specialized surgical instruments and surgical-use products to healthcare companies and hospitals.

     The initial sterilization product covered by the scope of this agreement is OnGard's Autopak(TM). The agreement also calls for other sterile packaging products developed by OnGard to be marketed exclusively by Baxter and for the two companies to jointly address market opportunities in rapid reprocessing and management of surgical instruments. The territory covered by the exclusive agreement encompasses the United States and Canada. The agreement is a buy-sell distribution arrangement whereby Baxter will purchase directly from OnGard for resale to the market.



     PART I. ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of revenues.


                                                             Three Months
                                                            Ended March 31
                                                         1996            1995
                                                         -----           -----
Revenues                                                 100.0%          100.0%
Cost of sales                                            121.9           107.4
                                                         -----           -----
Operating Margin (deficit)                               (21.9)           (7.4)
                                                         -----           -----

Operating Expenses:
  General and administrative                             120.8            48.3
  Sales and Marketing                                     58.5            19.4
                                                                       .....
  Depreciation and amortization                           10.2             6.0
  Research and development                                 9.4            10.2
                                                         -----           -----
Total                                                    198.9            83.9
                                                         -----           -----

Loss from operations                                    (220.8)          (91.3)
Interest and other expenses                              (27.3)           (6.5)
Interest and other income                                  5.9              .5
                                                         -----           -----

Net loss                                                (242.2)          (97.3)
                                                         =====           =====






     Three months ended March 31, 1996 compared to three months ended March 31, 1995

          Revenues for the three months ended March 31, 1996 decreased $564,000 or 44%, to $728,000 from $1,292,000 in the same period in 1995. The decrease is primarily attributable to the sale of selected assets of the packaging business, in December 1995, which no longer fit with the Company's longterm strategic plans. Packaging revenues in the first quarter 1995 were $438,000; there were only $20,000 of such revenues in the comparable quarter in 1996. The remaining decrease of $146,000 in sales occurred in the equipment line; sufficient open orders were in place to meet or exceed prior years sales but start-up issues with new production equipment impeded such shipments.

          Operating margin decreased to a deficit of $160,000 (a deficit of 21.9% of revenues) for the three months ended March 31, 1996 compared to a decifit of $96,000 (7.4% of revenues) for the same period in 1995. The decrease in margin resulted from production start-up costs associated with relocating Autopak operations to the New York facility, and related internal restructuring costs, totalling $77,000. Revenues, however, were insufficient to offset fixed factory overhead resulting in an operating margin deficiency.

          General and administrative expenses increased $255,000, or 41% from $624,000 to $879,000 for the respective three month periods ended March 31, 1995 and 1996. Of this increase, $135,000 is attributable to non-cash charges for deferred compensation expense resulting from stock options granted to certain officers and directors; approximately $60,000 is attributable to payroll, and approximately $56,000 for travel and relocation expenses.

          Sales and marketing expenses increased to $426,000 in the three months ended March 31, 1996 versus $251,000 in the comparable period in 1995, or 70%. The Company has increased its direct selling efforts, including manpower and collateral materials, in both its equipment and Autopak product lines.

          Research and development expenses decreased $63,000 to $68,000 from $131,000, a 48% decrease, from the first quarter ended March 31, 1995 to the comparable quarter in 1996. The decrease relates to the completion of Autopak development ($31,000), and scaling down the development of the Company's tabletop sterilizer ($32,000), as it reached commercialization.

          Interest expense increased $102,000 to $186,000 for the three months ended March 31, 1996 from $84,000 in the comparable period in 1995, or 121.4%. This results from increased indebtedness on the Company's bank line (the note was increased $1.0 million in April/May 1995) accounting for $27,000 and amortization of debt issuance costs accounting for $75,000. The notes were due on April 15, 1996 and were paid in full at that time.



     Liquidity and Capital Resources

          The Company's working capital at March 31, 1996, increased to $4,627,000 from $1,974,000 at December 31, 1995. Cash and cash equivalents were $5,803,000 at March 31, 1996 versus $3,693,000 at December 31, 1995.
     Accounts receivable increased $17,000 to $673,000 at March 31, 1996, from $656,000 at December 31, 1995. Inventory increased $ 325,000 to $1,807,000 at March 31, 1996 from $1,482,000 at December 31, 1995.

          Successful completion of the Company's initial public offering in 1992 provided funds to expand development efforts for the Company's existing product line and continue product enhancement and expansion. The company had raised additional funds through various private transaction since that date, however, as working capital at December 31, 1994 amounted to deficit of $1,032,000, it became necessary for the Company to obtain additional funds. In order to align its capital structure and working capital deficiency, on September 29, 1995, the Company completed a private placement (the "September 1995 Private Placement") of the sale of 2,204,021 shares of the Company's common stock at a price of $3.50 per share aggregating gross proceeds of $7,714,000. Pursuant to the September 1995 Private Placement the Company is currently registering such Common Shares issued in this placement. The Company also sold 100 shares of its Series B Redeemable Preferred Limited Voting Stock (the "Series B preferred stock") in the September 1995 Private Placement. Provided that the holders of the Series B preferred stock own in the aggregate at least 5% of the Company's Common Stock, the holders of the Series B preferred stock were granted the right to elect one member to the Company's Board of Directors, which they exercised effective December 24, 1995.

          The Company had also previously generated funds through $2.5 million in notes payable to a bank which had been facilitated by third party guarantors (Note 6). The notes called for a 36 month amortization schedule and a balloon payment at the end of one-and-a-half years in April, 1996. The balloon payment ($1,622,000) was paid in full from the Company's cash position in April, 1996.

          In addition, the Company also to obtained funds through the exercise of outstanding Common Stock Purchase Warrants. These warrants were to expire on August 15, 1995, but were initially extended until December 31, 1995 and thereafter until March 29, 1996 and April 30, 1996. Through the exercise of Common Stock Purchase Warrants, the Company generated $4.6 million in gross proceeds through March 31, and through the expiration date of the Common Stock Purchase Warrants, April 30, 1996, had received, or had stock subscriptions receivable, totalling $6.0 million in gross proceeds. Although the Company has been successful to date in obtaining sources of financing sufficient to meet current trade obligations and other expenses and to enable it to pursue its business plans generally, there is no assurance it will be successful in this regard in the future. Furthermore, there can be no assurance that the Company will be successful in securing other funds or, that if successful, such funds will be adequate to fund the Company's operations until it is able to generate cash from operations sufficient to sustain its ongoing operations without additional external sources of capital.



     Government Regulation

          The Company's existing and planned products are or may be subject to regulation by the FDA pursuant to the provisions of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). Under the FDC Act, several, if not all, of the Company's infection control products, sterilization medical packaging and sterilization supplies are subject to regulation as medical devices.

          Medical devices are classified into either Class I, II or III. Class I and II devices are not expressly approved by the FDA. However, pursuant to section 510(k) of the FDC Act, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent commercially to introduce the device through the submission of a premarket notification (a "510(k) notice"). Before commercial distribution can commence, the FDA must review the 510(k) notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(k) notice and grant or deny clearance to market on the basis that it is substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(k) notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(k) notice, that the device is "substantially equivalent" to one or more Class I or II devices that are legally marketed in the United States.

          If a device is not considered "substantially equivalent," it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a Premarket Approval Application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(k) premarket notification process. Once a PMA is submitted, it may take 16-24 months, or longer, for the FDA review and approval, if such approval is granted at all.

          A medical device, whether cleared for marketing under the 510(k) pathway or pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, Current Good Manufacturing Practice requirements, record keeping and medical device (adverse reaction) reporting.

          FDA regulatory oversight also applies to the Company's sterile medical packaging products, which are used by other companies in packaging their own medical devices. Generally, FDA acceptance of the suitability of such packaging products is made in the context of regulatory submissions of other companies concerning the device to be packaged. Thus, the Company requires no separate FDA clearance or approval of these packaging products. Within this framework, the principal regulatory responsibilities of the Company for its sterile medical packaging products are to ensure that the packaging products are manufactured in conformity with Current Good Manufacturing Practice requirements. Although the Company believes that all of its manufacturing activities are in conformity with Current Good Manufacturing Practice requirements, there can be no guarantee of compliance.

          Historically, the FDA has not exercised device regulatory authority over some types of infection control products, such as sharps containers or mailer packages, including those used in the Company's mail-back system, and has allowed companies to begin commercial introduction (on or after May 28, 1976) of these types of products without a 510(k) clearance. On February 3, 1994, the FDA issued a written policy statement which allowed manufacturers of sharps containers a "discretionary period" of 180 days (until August 2, 1994) to continue marketing their products already in distribution (introduced on or after May 28, 1976) without the benefit of 510(k) clearance provided that required 501(k) notices are submitted to FDA prior to the conclusion of the discretionary period. Manufacturers of
     sharps   containers   also  must  comply   with  FDA  device   listing  and
     establishment registration requirements. The FDA has indicated that there is no change in its regulatory posture toward the mailer packages used in the mail-back system and that it does not intend to regulate this product as a medical device. There can, however, be no assurance that the FDA will maintain its current regulatory posture toward the mailing package.

          OnGard submitted all but one of the 510(k) notices during 1994 and expects to submit the remaining one during 1996. In June 1994, the Company received notification that all of its 510(k) submittals for sharps containers had been approved and cleared for marketing. The Company has an additional submittal for one of its sharps containers which the FDA had advised it to withhold until the others had cleared, which it is now preparing for submission. The Company has also received a 510(k) notice for its submission of AutoPak.

     PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.
                        None

                                    SIGNATURE


In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ON-GARD SYSTEMS, INC.

Dated:   May 15, 1996                        /s/ Phil B. Kart
                                 ----------------------------------------------
                                                 Phil B. Kart
                                 Vice President and Principal Financial Officer