Form 10KSB/A
ONGARD SYSTEMS INC
filed 1996-05-20
CIK 888428

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NO. 0-20432

                                ONGARD SYSTEMS, INC.
                  (Name of Small Business Issuer in its Charter)

             DELAWARE                                  84-1149380
  -------------------------------                     -------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)


    40 Commerce Drive, Hauppauge, NY                       11788
 ----------------------------------------                  -----
 (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:  (516) 231-8989

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  NONE

   Title of Each Class               Name of Exchange on Which Registered
          N/A                                        N/A
          ---                                        ---

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

      UNITS CONSISTING OF ONE SHARE OF COMMON STOCK AND ONE WARRANT
      -------------------------------------------------------------
                            (Title of Class)

                     COMMON STOCK, $.001 PAR VALUE
                     -----------------------------
                            (Title of Class)

                     COMMON STOCK PURCHASE WARRANTS
                     ------------------------------
                            (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X       No
           -----          -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [   ]

     Issuer's revenues for its most recent fiscal year were $4,975,069.

     The aggregate market value of the voting stock of the issuer held by non-affiliates, computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of March 28, 1996, was $37,487,000.

5,355,283 shares of Common Stock were outstanding as of December 31, 1995.

               Transitional Small Business Disclosure Format
                           Yes        No    X
                               ----       ----

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     The following exhibits are filed as part of this Report.

                              EXHIBIT INDEX

          EXHIBIT
          NUMBER    DESCRIPTION
          ------    -----------
          3.1       Certificate of Incorporation, as amended(i)
          3.2       Bylaws of OnGard, as amended(i)
          4.1       Certificate of Incorporation, as amended(i)
          4.2       ByLaws of OnGard, as amended(i)
          4.3       Form of Warrant Agreement(i)
          4.4       Specimen Warrant Agreement(i)
          4.5       Form of Underwriter's Warrant Agreement(i)
          4.6       Specimen Common Stock Certificate(i)
          10.1      1992 Stock Option Plan(i)
          10.2      Employment Agreement of Mark E. Weiss(i)
          10.3      Employment Agreement of Thomas J. Bauer(i)
          10.4      Agreement between OnGard and National Medical Waste(i)
          10.5      Employment Agreement of Donald M. Marotta(ii)
          10.5.1    Consulting Agreement of Donald M. Marotta(vi)
          10.6.     Letter of Intent to Acquire all of the Issued and
                    Outstanding Common Stock and Preferred Stock of
                    Pharmetics, Incorporated(iii)
          10.7      Agreement Between OnGard and American Can (iv);
                    omitted in connection with a request for confidential
                    treatment pursuant to Rule 406 of Regulation C
          10.8      Merger Agreement Among OnGard, OGPI, Pharmetics and
                    Shlisky(v)
          10.8.1    Amendment to Merger Agreement(v)
          10.8.2    Amendment No. 2 to Merger Agreement(vii)
          10.8.3    Amendment No. 3 to Merger Agreement (vii)
          10.9      Employment Agreement of Theodore M. Shlisky(v)
          10.10     Agreement Between OnGard and LEP Holdings, Inc.(vii)
          10.11     Guaranty of Guarantor and OnGard Note to Bank(vii)
          10.12     Joint Marketing and Distribution Agreement between
                    OnGard and Devon Industries, Inc.(viii)
          10.13     Mailback Agreement between OnGard and Option Care,
                    Inc.(viii)
          10.14     Agreement between OGPI and ECC Corp.(viii)
          10.14.1   Agreement between OnGard, OGPI and ECC Corp. (viii)
          10.14.2   Agreement between OnGard, OGPI and ECC Corp. (viii)
          10.15     Agreement between OnGard and Baxter HealthCare (certain
                    portions omitted in connection with a request for
                    confidential treatment pursuant to Rule 406 of
                    Regulation C)
          22        List of Subsidiaries of OnGard(iii)
          25        Powers of Attorney(i)
          99        Deferred Payment Arrangements for Payment of Unemployment
                    Insurance by Pharmetics Incorporated(viii)
________________________

(i) Previously filed with Registration Statement No. 33-48372, and incorporated herein by reference.
(ii) Previously filed with OnGard's Form 10-KSB for fiscal year ended December 31, 1992, and incorporated herein by reference.

(iii) Previously filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-48372, and incorporated herein by reference.
(iv) Filed with Post-Effective Amendment No. 2 to Registration Statement No. 33-48372, and incorporated herein by reference.
(v) Previously filed with Registration Statement No. 33-75282, and incorporated herein by reference.
(vi) Previously filed with OnGard's Form 10-KSB for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(vii)  Previously filed with Amendment No. 1 to Registration Statement
       No. 33-75282, and incorporated herein by reference.
(viii) Filed with Post-Effective Amendment No. 4 to Registration Statement No. 33-48372, and incorporated herein by reference.


SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 18, 1996                  ONGARD SYSTEMS, INC.


                              By   /s/ Philip B. Kart
                                   -------------------------------
                                   Philip B. Kart, Vice President