Form 10QSB
period 1996-06-30
ONGARD SYSTEMS INC
filed 1996-08-16
CIK 888428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                       or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

Commission File Number:  0-20432.

                              ONGARD SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                84-1149380
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

           40 Commerce Drive, Hauppauge, NY                11788
        (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (516) 231-8989

                   2323 Delgany Street, Denver, Colorado 80216
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                   No
                                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996: 6,488,722

Transitional Small Business Disclosure Format:

                        Yes                       No  X
                             ---

PART I.   ITEM 1.  FINANCIAL STATEMENTS


                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 June 30              December 31
                                                                                                   1996                   1995
                                                                                                ------------          ------------
                                                                                                 (Unaudited)           (Audited)
ASSETS
- ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $ 3,117,241             $ 3,693,303
     Restricted Cash                                                                                  53,540                  97,363
     Trade accounts receivable net of
         allowance of $119,000 at December 31,
         1995 and $128,000 at June 30, 1996                                                        1,127,658                 656,274
     Inventory                                                                                     1,706,032               1,481,847
     Prepaid expenses and other                                                                      177,560                  77,881
                                                                                                 -----------             -----------


              Total current assets                                                                 6,182,031               6,006,668
                                                                                                 -----------             -----------
PROPERTY AND EQUIPMENT, net                                                                        2,061,820               1,152,573

EQUIPMENT UNDER OPERATING LEASES, net                                                                244,622                 134,440
                                                                                                 -----------             -----------
OTHER ASSETS:
     Excess cost over net tangible assets acquired, net                                            2,332,698               2,396,608
     Intangible and other assets, net                                                                244,399                 238,258
     Deposits                                                                                         73,396                  51,151
     Debt guarantee fee, net                                                                            --                   140,740
                                                                                                 -----------             -----------

              Total other assets                                                                   2,650,493               2,826,757
                                                                                                 -----------             -----------

TOTAL ASSETS                                                                                     $11,138,966             $10,120,438
                                                                                                 ===========             ===========







    The accompanying notes are an integral part of these financial statements


                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30              December 31
                                                                                                   1996                   1995
                                                                                                ------------          ------------
                                                                                                 (Unaudited)           (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Current portion of notes payable to bank                                                 $       --               $  1,764,270
     Trade accounts payable                                                                        678,455                  839,187
     Accrued liabilities                                                                         1,092,665                1,251,050
     Capital leases payable                                                                        268,883                   88,362
     Customer deposits                                                                              38,922                   89,994
                                                                                              ------------             ------------

              Total current  liabilities                                                         2,078,925                4,032,863
                                                                                              ------------             ------------

  LONG TERM LIABILITIES:

     Capital leases payable, net of current portion                                                232,949                     --
     Noncurrent trade accounts payable                                                             459,737                   50,735
                                                                                              ------------             ------------
              Total long term liabilities                                                          692,686                   50,735
                                                                                              ------------             ------------


              Total liabilities                                                               $  2,771,611             $  4,083,598
                                                                                              ------------             ------------

STOCKHOLDERS' EQUITY:

     Convertible Series A Preferred stock; $.001 par
      value, 3,000,000 shares authorized, 378,292 issued
        and outstanding at December 31, 1995 and
      June 30, 1996; aggregate liquidation preference
       of $1,513,168                                                                          $  1,228,167             $  1,228,167
     Series B Redeemable Preferred Stock, no par value;
       100 shares issued and outstanding                                                                10                       10
     Common stock; $.001 par value,
       10,000,000 shares authorized, 5,355,281
       shares issued and outstanding at December
       31, 1995 and 6,488,722 shares issued and
       outstanding at June 30, 1996                                                                  6,490                    5,355
     Additional paid-in capital, common stock                                                   29,709,297               23,983,803
     Deferred compensation                                                                        (898,875)              (1,189,500)
     Accumulated deficit                                                                       (21,677,734)             (17,990,995)
                                                                                              ------------             ------------

              Total stockholders' equity                                                      $  8,367,355             $  6,036,840
                                                                                              ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                        $ 11,138,966             $ 10,120,438
                                                                                              ============             ============


   The accompanying notes are an integral part of these financial statements.


                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30                                June 30
                                                            -------------------------------         -------------------------------
                                                               1996               1995                  1996                1995
                                                            -----------         -----------         -----------         -----------
                                                            (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)

REVENUES                                                    $ 1,087,475         $ 1,486,709         $ 1,815,216         $ 2,778,927

COST OF SALES                                                 1,503,991           1,504,723           2,333,875           2,909,041
Start up production costs                                        70,237                --               147,052                --
                                                            -----------         -----------         -----------         -----------

     Operating margin (deficit)                                (486,753)            (18,014)           (665,711)           (130,114)
                                                            -----------         -----------         -----------         -----------


COSTS AND EXPENSES:
     General and administrative                                 647,631             512,546           1,353,107           1,110,540
     Sales and marketing                                        402,329             311,210             837,564             562,288
     Research and development                                    67,722             109,868             136,118             241,010
     Deferred compensation                                      145,314               9,375             290,628              18,750
     Depreciation and amortization                              143,980              85,918             217,920             163,881
                                                            -----------         -----------         -----------         -----------

              Total expenses                                  1,406,976           1,028,917           2,835,337           2,096,469
                                                            -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                         (1,893,729)         (1,046,931)         (3,501,048)         (2,226,583)

INTEREST INCOME                                                  43,026                 358              84,654                 932

OTHER INCOME                                                     30,139               8,125              31,139              13,760

INTEREST EXPENSE                                                (62,892)           (175,227)           (249,340)           (258,866)

OTHER EXPENSES                                                  (41,452)             (4,043)            (51,751)             (4,123)
                                                            -----------         -----------         -----------         -----------


NET LOSS                                                    $(1,924,908)        $(1,217,718)        $(3,686,346)        $(2,474,880)
                                                            ===========         ===========         ===========         ===========


NET LOSS PER SHARE                                          $      (.30)        $      (.39)        $      (.62)        $      (.80)
                                                            ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                    6,430,726           3,125,898           5,974,323           3,098,438
                                                            ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.


                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                       Six Months Ended
                                                                                                           June 30
                                                                                               -----------------------------------
                                                                                                   1996                   1995
                                                                                               -----------             -----------
                                                                                               (Unaudited)             (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                                                                   $(3,686,346)            $(2,474,880)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization and non-cash interest                                        437,855                 427,478
         Compensation expense related to stock options                                              290,625                  18,750
         Allowance for doubtful accounts                                                              8,879                   5,687
     Changes in assets and liabilities:
         Decrease in restricted cash                                                                 43,823                    --
         (Increase) decrease in accounts receivable                                                (480,265)                566,100
         (Increase) in inventory                                                                   (340,770)               (548,983)
         (Increase ) in prepaid expenses                                                           (121,924)                (41,480)
         (Increase) in deposits                                                                        --                    (1,688)
         (Decrease) in customer deposits                                                            (51,072)                   --
         (Decrease) increase in accounts payable
          and accrued liabilities                                                                  (138,980)                588,296
                                                                                                -----------             -----------
Net cash flows used in operating activities                                                      (4,038,175)             (1,460,720)
                                                                                                -----------             -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                                            (251,979)                (33,972)
     Increase in patent, patents pending and trademark                                              (17,918)                 (8,522)
                                                                                                -----------             -----------
                Net cash flows used in investing activities                                     $  (269,897)            $   (42,494)
                                                                                                ===========             ===========






   The accompanying notes are an integral part of these financial statements.


                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       Six Months Ended
                                                                                                           June 30
                                                                                                -----------------------------------
                                                                                                    1996                  1995
                                                                                                 -----------           -----------
                                                                                                 (Unaudited)           (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable related party                                                     $    (7,500)          $      --
     Repayment of notes payable stockholders                                                             --                (210,960)
     (Decrease) Increase in notes payable to bank                                                  (1,764,270)            1,000,000
     Payment of lease obligations                                                                    (153,048)              (61,291)
     Payment of leaseholds financed by others                                                         (69,798)                 --
     Net proceeds from conversion of warrants to
        common stock                                                                                5,726,629                  --
     Net proceeds from issuance of common stock                                                          --                 296,431
     Net proceeds from issuance of preferred stock                                                       --                 450,000
                                                                                                  -----------           -----------
     Net cash flows from financing activities                                                       3,732,013             1,474,180
                                                                                                  -----------           -----------


NET INCREASE (DECREASE) IN CASH                                                                      (576,062)              (29,034)

CASH and cash equivalents, beginning of year                                                        3,693,303                68,714
                                                                                                  -----------           -----------

CASH and cash equivalents, end of the period                                                      $ 3,117,241           $    39,680
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid for interest                                                                            $   113,895           $   101,399
                                                                                                  ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
     FINANCING AND INVESTING ACTIVITIES:

         Conversion of convertible debentures to preferred stock                                         --             $   769,997

         Conversion of vendor payables to common stock                                                   --             $   170,248

         Leasehold improvements financed by others                                                $   350,000                  --

         Acquisition of equipment through capital leases                                          $   517,657           $   141,944

         Reclassification of finished goods inventory to

           equipment, currently under lease                                                       $   116,584                  --

         Conversion of notes payable and interest to

           common stock                                                                                  --             $    44,923

         Fair value of warrants issued to guarantor of line of credit                                    --             $   200,000



   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of the Company and its wholly owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended June 30, 1996 and 1995. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the six months ended June 30, 1996 may not necessarily be indicative of the full year results.

         In December, 1995, the Company sold selected assets of its packaging line to Oliver Products including its customer accounts; proceeds from the sale aggregated $620,500. As a result of this sale, through the six months ended June 30, 1996, no material operating data is reflected in the financial statements from the packaging assets, while such data is included for the comparable six months ended June 30, 1995.

2.       EQUITY TRANSACTIONS

         During August and September 1995 the Company obtained $7.7 million from the private placement of 2,204,021 shares of its common stock at a price of $3.50 per share. The Company also issued 100 shares of its Series B preferred stock to the largest investor in the private placement, at a cost of $10.00. The Series B preferred shares carry no dividend or voting rights but provides for the right to elect one member of the Company's board of directors so long as at least 5% of the Company's common stock is owned by the investor. The investor exercised this right in December, 1995.

         During March 1996 holders of the Company's Common Stock Purchase Warrants, which were then due to expire on March 29, 1996, excercised 755,694 warrants converting into 957,952 shares of the Company's common stock providing $5.1 million (gross proceeds) from their exercise. The Company then extended the expiration date (but no other terms of these Common Stock Purchase Warrants) until April 30, 1996. An additional, 134,541 warrants converting to 170,193 shares were exercised generating an additonal $.9 million (gross proceeds), for an aggregate total of $6.0 million in gross proceeds. The warrants expired on April 30, 1996 (Note 7).

         The impact of outstanding warrants has not been included in earnings per share as such inclusion would be antidilutive.

3.       INVENTORY

         Inventory consists of the following as of June 30, 1996:

                         Raw materials                    $ 1,648,060
                         Work in process                       24,280
                         Finished goods                        57,920
                                                          -----------
                                                          $ 1,706,032
                                                          ===========

         The December 31, 1995 inventory balance consisted of the following:

                         Raw materials                       $905,886
                         Work in process                      477,901
                         Finished goods                        98,060
                                                           ----------
                                                           $1,481,847
                                                           ==========

4.       PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

         Property and equipment, at cost, consist of the following as of June 30, 1996:

              Furniture and fixtures                      $    82,825
              Leasehold improvements                          854,895
              Machinery and equipment                       2,078,311
                                                          -----------
                                                            3,016,032

              Less accumulated depreciation                  (954,212)
                                                          -----------
                and amortization
                                                          $ 2,061,820
                                                          ===========

         Intangible and other assets, at cost, consist of the following as of June 30, 1996:

              Patents and trademarks                      $   263,050
              Other intangible assets                          56,662
                                                          -----------
                                                              319,712

              Less accumulated amortization                   (75,313)
                                                          -----------
                                                          $   244,399
                                                          ===========

5.       DEBT GUARANTEE FEE

         Debt guarantee fees reflect the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guarantee. The amount was amortized over the term of the note as a non-cash charge against earnings and is included in interest expense (Note 6). The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April 1996 (Note 6).

6.       DEBT

         In October 1994, the Company entered into a $1.5 million term loan with a bank which was facilitated by a third party guarantor. The interest on the loan was at the prime rate plus 2% and provided for a 36 month amortization schedule with a balloon payment at the end of one and a half years from inception. In April and May 1995, the guarantor of the $1.5 million note and another guarantor ("the guarantors"), facilitated an additional $1.0 million in indebtedness with the same bank. Two notes of $500,000 each were executed with the principal amount due in April 1996; interest was payable monthly. In exchange for their guarantees, the Company granted the guarantors options to acquire a total of 200,000 shares at an exercise price of $4.00 per share (Note
         5). These two notes bear interest at 11%. The three notes were paid in full in April, 1996, in accordance with the maturity payment terms described above.

7.       WARRANTS

         The Company has issued warrants in connection with the securities transactions which have financed its operations since its initial public offering, other than the September 1995 private placement described in Note 2. Warrants included with the Company's initial public offering expired on April 30, 1996, and generated $6.0 million in gross proceeds from their exercise, as described in Note 2, prior to their expiration.

         Warrant prices and expiration periods of remaining warrants vary but key terms, shown below, are included in each transaction. A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at June 30, 1996 and potential maximum gross proceeds to the Company are as follows:

                                                                                                       Class B
                                              Class A           Guarantor's     Underwriter's         Debenture
                                              Warrants           Warrants          Warrants            Warrants          Total
                                             -----------        ----------        -----------        -----------      -----------

          Number of shares                   228,571 (b)           600,000            250,000            375,000        1,453,571
          Original price                     $      6.00       $      4.00        $3.50-$9.45        $      6.00             --
          Dilution adjusted shares               268,341           692,780            345,260            428,531        1,734,912
          Dilution adjusted price            $      5.20       $3.41-$3.57        $3.01-$6.25        $5.23-$5.31             --
          Maximum potential gross            $       1.4       $       2.4        $       1.6        $       2.3        $     7.7
           proceeds ($ millions)(a)
          Expiration date                    4-20-97,           10-24-99,         08-11-97,          2-28-98
                                             7-18-97            5-31-00           07-20-97

          Redemption provision               Yes                No                No                 Yes

          (a) There is no assurance that the full amount, if any, of these proceeds will be received by the Company in the future.

          (b) Number of shares have been adjusted to reflect 71,429 exercised warrants.

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

         The initial sterilization product covered by the scope of this agreement is OnGard's Autopak(R). The agreement also calls for other sterile packaging products developed by OnGard to be marketed exclusively by Baxter and for the two companies to jointly address market opportunities in rapid reprocessing and management of surgical instruments. The territory covered by the exclusive agreement encompasses the United States and Canada. The agreement is a buy-sell distribution arrangement whereby Baxter will purchase directly from OnGard for resale to the market. The Company anticipates that initial purchasing of Autopak(R) by Baxter will occur during the third quarter.

9.       SUBSEQUENT EVENTS

         In July 1996, the Company obtained a line of credit from a bank in the aggregate amount of $500,000. The line bears interest at the prime rate plus one percent and is collateralied by outstanding receivables, when and if drawn upon. The line expires June 30, 1997; no funds have been drawn upon the line to date.

         On July 16, 1996 the shareholders approved, among other matters, an increase in authorized common shares to 25,000,000 from 10,000,000 and an increase in the number of shares authorized under the Stock Option Plan to 1,500,000 from 600,000.

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of revenues.

                                                                  Three Months                          Six Months
                                                                  Ended June 30                        Ended June 30
                                                             -----------------------             -------------------------
                                                             1996             1995               1996               1995
                                                             -----             -----             -----              -----
          Revenues ..............................            100.0 %           100.0 %           100.0 %            100.0 %
          Cost of sales .........................            144.8             101.1             136.7              104.7
                                                             -----             -----             -----              -----
          Operating Margin  (deficit) ...........            (44.8)             (1.1)            (36.7)              (4.7)
                                                             -----             -----             -----              -----
          Operating Expenses:
            General and administrative ..........             59.6              34.5              74.5               40.6
            Sales and marketing .................             37.0              20.9              46.1               20.2
            Depreciation and amortization .......             13.2               5.8               7.5                5.9
            Deferred compensation ...............             13.4                .6              16.1               --
            Research and development ............              6.2               7.4              12.0                8.7
                                                             -----             -----             -----              -----
          Total .................................            129.4              69.2             156.2               75.4
                                                             -----             -----             -----              -----
          Loss from operations ..................            (174.2)           (70.3)            (192.9)            (80.1)
          Interest and other expenses ...........             (9.6)            (12.1)            (16.6)              (9.4)
          Interest and other income .............              6.7                .6               6.4                 .5
                                                             -----             -----             -----              -----
          Net loss ..............................            (177.1)           (81.9)            (203.1)            (89.0)
                                                             ======            =====             ======             =====



Three months ended June 30, 1996 compared to three months ended June 30, 1995

         Revenues for the three months ended June 30, 1996 decreased $400,000 or 27%, to $1,087,000 from $1,487,000 in the same period in 1995. The decrease is primarily attributable to the sale of selected assets of the packaging business, in December 1995, which no longer fit with the Company's long term strategic plans. Packaging revenues in the second quarter 1995 were $633,000; there were only $3,000 of such revenues in the comparable period in 1996. The offsetting increase in sales of approximately $230,000 occurred substantially in the equipment line.

         Operating margin decreased to a deficit of $487,000 (a deficit of 45% of revenues) for the three months ended June 30, 1996 compared to a decifit of $18,000 (1.1% of revenues) for the same period in 1995. The decrease in margin resulted in part from a decrease in revenues of $400,000 described above, and from production start-up costs associated with relocating Autopak(R) operations to the New York facility, and related production and material restructuring costs, totalling $70,000, and to an increase in the level of overhead costs associated with engineering, purchasing, and quality control ($154,000) which were required to upgrade the performance and quality of the Company's product lines. Revenues, which were insufficient to offset fixed factory overhead, resulted in an operating margin deficiency.

         General and administrative expenses increased $135,000, or 26% from $513,000 to $647,000 for the respective three month periods ended June 30, 1995 and 1996. Approximately $20,000 is attributable to payroll, and approximately $89,000 for increased costs resulting from the relocation of the Denver facility including higher insurance, building and personnel restructuring and travel.

         Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $136,000 from $9,000 to $145,000 in the respective quarters ended June 30, 1995, and 1996. These options were granted to directors, officers and consultants in December 1995.

         Sales and marketing expenses increased $91,000 to $402,000 in the three months ended June 30, 1996 versus $311,000 in the comparable period in 1995, or 29%. The Company has increased its direct selling efforts, including manpower and collateral materials, in both its equipment and Autopak(R) product lines.

         Research and development expenses decreased $42,000 to $68,000 from $110,000, a 38% decrease, from the second quarter ended June 30, 1996 to the comparable quarter in 1995. The decrease relates to the completion of Autopak(R) development, and scaling down the development of the Company's tabletop sterilizer, as it reached commercialization.

         Interest expense decreased $112,000 to $63,000 for the three months ended June 30, 1996 from $175,000 in the comparable period in 1995, or 64%. This results primarily from the payment in full of Company's bank line on April 15, 1996, an interest decrease of $121,000, offset by increases of $9,000 for interest related to assets procured under capital leases.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

         Revenues for the six months ended June 30, 1996 decreased $964,000 or 35%, to $1,815,000 from $2,779,000 in the same period in 1995. The decrease is attributable to the sale of selected assets of the packaging business, in December 1995, which no longer fit with the Company's long term strategic plans. Packaging revenues in the six months ended June 30, 1995 were $1,071,000; there were only $23,000 of such revenues in the comparable period in 1996. The offsetting increase in sales occurred in the equipment line.

         Operating margin decreased to a deficit of $666,000 (a deficit of 37% of revenues) for the six months ended June 30, 1996 compared to a decifit of $130,000 (5% of revenues) for the same period in 1995. The decrease in margin resulted from: (1) decreased sales of $964,000, described above; (2) production start-up costs associated with relocating Autopak(R) operations to the New York facility, production equipment and material modifications, and related internal personnel and facility restructuring costs, totalling $147,000 and (3) increased factory overheads in engineering and quality control to enhance product performance of $233,000. Revenues, were insufficient to offset fixed factory overhead resulting in an operating margin deficiency.

         General and administrative expenses increased $242,000, or 22% from $1,111,000 to $1,353,000 for the respective six month periods ended June 30, 1995 and 1996. Of this increase, approximately $107,000 is attributable to payroll, and approximately $121,000 for travel, relocation related costs including personnel and computer upgrades, and increased insurance expenses for assets relocated to New York.

         Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $272,000 to $291,000 from $19,000 for the six month periods ended June 30, 1996 and 1995 respectively, due to options granted to directors, consultants and officers in December 1995.

         Sales and marketing expenses increased $276,000 or 49% to $838,000 in the six months ended June 30, 1996 versus $562,000 in the comparable period in 1995. The Company has increased its direct selling efforts, including manpower and collateral materials, in both its equipment and Autopak(R) product lines.

         Research and development expenses decreased $105,000 to $136,000 from $241,000, a 44% decrease, from the six months ended June 30, 1996 to the comparable quarter in 1996. The decrease relates to the completion of Autopak(R) development, and scaling down the development of the Company's tabletop sterilizer, as both reached commercialization.

         Interest expense decreased $10,000 to $249,000 for the six months ended June 30, 1996 from $259,000 in the comparable period in 1995, or 4%. The decrease results from reduced interest related to the Company's bank line of $47,000, and $37,000 increased interest costs primarily from capital equipment leases and financed leasehold obligations. The Company's outstanding bank line was paid in full in April, 1996 but was outstanding for the entire six month period ended June 30, 1995. New lease obligations for plant equipment were initiated in March 1996.

Liquidity and Capital Resources

         The Company's working capital at June 30, 1996 increased to $4,103,000 from $1,974,000 at December 31, 1995. Cash and cash equivalents were $3,117,000 at June 30, 1996 versus $3,693,000 at December 31, 1995. Accounts receivable increased $486,000 to $1,127,000 at June 30, 1996, from $656,000 at December 31,
1995. Inventory increased $224,000 to $1,706,000 at June 30, 1996 from $1,482,000 at December 31, 1995.

         Successful completion of the Company's initial public offering in 1992 provided funds to expand development efforts for the Company's existing product line and continue product enhancement and expansion. The Company had raised additional funds through various private transactions since that date, however, as working capital at December 31, 1994 amounted to a deficit of $1,032,000, it became necessary for the Company to obtain additional funds. In order to align its capital structure and working capital deficiency, on September 29, 1995, the Company completed a private placement (the "September 1995 Private Placement") of the sale of 2,204,021 shares of the Company's common stock at a price of $3.50 per share aggregating gross proceeds of $7,714,000. Pursuant to the September 1995 Private Placement the Company is currently registering such Common Shares issued in this placement. The Company also sold 100 shares of its Series B Redeemable Preferred Limited Voting Stock (the "Series B preferred stock") in the September 1995 Private Placement. Provided that the holders of the Series B preferred stock own in the aggregate at least 5% of the Company's Common Stock, the holders of the Series B preferred stock were granted the right to elect one member to the Company's Board of Directors, which they exercised effective December 24, 1995.

         The Company had also previously generated funds through $2.5 million in notes payable to a bank which had been facilitated by third party guarantors (Note 6). The notes called for a 36 month amortization schedule and a balloon payment at the end of one-and-a-half years in April,

1996. The balloon payment ($1,622,000) was paid in full from the Company's cash position in April, 1996.

         In addition, the Company also to obtained funds through the exercise of outstanding Common Stock Purchase Warrants. These warrants were to expire on August 15, 1995, but were initially extended until December 31, 1995 and thereafter until March 29, 1996 and April 30, 1996. Through the exercise of Common Stock Purchase Warrants, the Company generated $6.0 million in gross proceeds through the expiration date of the Common Stock Purchase Warrants, April 30, 1996. Although the Company has been successful to date in obtaining sources of financing sufficient to meet current trade obligations and other expenses and to enable it to pursue its business plans generally, there is no assurance it will be successful in this regard in the future. Furthermore, there can be no assurance that the Company will be successful in securing other funds or, that if successful, such funds will be adequate to fund the Company's operations until it is able to generate cash from operations sufficient to sustain its ongoing operations without additional external sources of capital.

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

         OnGard submitted all but one of the 510(k) notices during 1994 and expects to submit the remaining one during 1996. In June 1994, the Company received notification that all of its 510(k) submittals for sharps containers had been approved and cleared for marketing. The Company has an additional submittal for one of its sharps containers which the FDA had advised it to withhold until the others had cleared, which it is now preparing for submission. The Company has also received a 510(k) notice for its submission of AutoPak(R).

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.
                   None

                                    SIGNATURE

         In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ON-GARD SYSTEMS, INC.

Dated: August 15, 1996

                                                /s/ Phil B. Kart
                                  ----------------------------------------------
                                                  Phil B. Kart
                                  Vice President and Principal Financial Officer