Form 10QSB
period 1996-09-30
ONGARD SYSTEMS INC
filed 1996-11-13
CIK 888428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

                                       or

[ ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

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

                                  Yes_X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996: 6,488,722

Transitional Small Business Disclosure Format:

                                  Yes___ No_X_

PART I. ITEM 1. FINANCIAL STATEMENTS


                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30   December 31
                                                             1996            1995
                                                          ------------   -----------
                                                          (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $ 2,029,108   $ 3,693,303
     Restricted cash                                           53,540        97,363
     Trade accounts receivable net of
         allowance of $119,000 at December 31,
         1995 and $88,000 at September 30, 1996               498,574       656,274
     Inventory                                              1,909,959     1,481,847
     Prepaid expenses and other                               163,684        77,881
                                                          -----------   -----------

              Total current assets                          4,654,865     6,006,668
                                                          -----------   -----------
PROPERTY AND EQUIPMENT, net                                 1,925,628     1,152,573
                                                          -----------   -----------
EQUIPMENT UNDER OPERATING LEASES, net                         241,531       134,440
                                                          -----------   -----------
OTHER ASSETS:
     Excess cost over net tangible assets acquired, net     2,300,742     2,396,608
     Intangible and other assets, net                         270,993       238,258
     Deposits                                                  98,738        51,151
     Debt guarantee fee, net                                                140,740
                                                          -----------   -----------
              Total other assets                            2,670,473     2,826,757
                                                          -----------   -----------

TOTAL ASSETS                                              $ 9,492,497   $10,120,438
                                                          ===========   ===========


    The accompanying notes are an integral part of these financial statement

                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30    December 31
                                                                                   1996           1995
                                                                               ------------    -----------
                                                                                (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable to bank                                  $       --      $  1,764,270
     Trade accounts payable                                                         622,161         839,187
     Accrued liabilities                                                            987,188       1,251,050
     Capital leases payable                                                         227,321          88,362
     Customer deposits                                                               51,206          89,994
                                                                               ------------    ------------

              Total current  liabilities                                          1,887,876       4,032,863
                                                                               ------------    ------------

  LONG TERM LIABILITIES:
     Capital leases payable, net of current portion                                 213,423            --
     Noncurrent trade accounts payable                                              398,550          50,735
                                                                               ------------    ------------
              Total long term liabilities                                           611,973          50,735
                                                                               ------------    ------------


              Total liabilities                                                $  2,499,849    $  4,083,598
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
     Convertible Series A Preferred stock; $.001 par value, 3,000,000 shares authorized, 378,292 issued and outstanding at December 31, 1995 and
      September 30, 1996; aggregate liquidation preference
       of $1,513,168                                                           $  1,228,167    $  1,228,167
     Series B Redeemable Preferred Stock, no par value;
       100 shares issued and outstanding                                                 10              10
     Common stock; $.001 par value,
       25,000,000 shares authorized, 5,355,281
       shares issued and outstanding at December
       31, 1995 and 6,488,722 shares issued and
       outstanding at September 30, 1996                                              6,489           5,355
     Additional paid-in capital, common stock                                    29,684,277      23,983,803
     Deferred compensation                                                         (753,563)     (1,189,500)
     Accumulated deficit                                                        (23,172,732)    (17,990,995)
                                                                               ------------    ------------

              Total stockholders' equity                                       $  6,992,648    $  6,036,840
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                         $  9,492,497    $ 10,120,438
                                                                               ============    ============



   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended                Nine Months Ended
                                               September 30                       September 30
                                          1996              1995             1996             1995
                                      --------------    -------------     -----------     -----------
                                       (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)

REVENUES                               $   729,444      $ 1,057,753      $ 2,544,660      $ 3,836,680

COST OF SALES                            1,087,536        1,264,422        3,491,648        4,173,463
Start up production costs                   70,237             --            147,052             --
                                       -----------      -----------      -----------      -----------

     Operating margin (deficit)           (428,329)        (206,669)      (1,094,040)        (336,783)
                                       -----------      -----------      -----------      -----------


COSTS AND EXPENSES:
     General and administrative            430,105          571,183        1,735,699        1,681,723
     Sales and marketing                   446,254          341,918        1,283,818          904,206
     Research and development               15,705           61,188          151,823          302,198
     Deferred compensation                 145,314            9,375          435,937           28,125
     Depreciation and amortization          54,726           78,334          304,601          242,215
                                       -----------      -----------      -----------      -----------

              Total expenses             1,092,104        1,061,998        3,911,878        3,158,467
                                       -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                    (1,520,433)      (1,268,667)      (5,005,918)      (3,495,250)

INTEREST INCOME                             38,692           15,288          123,346           16,220

OTHER INCOME                                 7,920          119,244           39,349          133,004

INTEREST EXPENSE                           (35,046)        (183,183)        (284,386)        (442,049)

OTHER EXPENSES                                (147)          (2,901)         (54,128)          (7,024)
                                       -----------      -----------      -----------      -----------


NET LOSS                               $(1,509,014)     $(1,320,219)     $(5,181,737)     $(3,795,099)
                                       ===========      ===========      ===========      ===========


NET LOSS PER SHARE                     $      (.23)     $      (.36)     $      (.84)     $     (1.15)
                                       ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING               6,488,722        3,656,611        6,145,789        3,286,448
                                       ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Nine Months Ended
                                                                        September 30
                                                                        ------------
                                                                  1996             1995
                                                               -----------      -----------
                                                               (Unaudited)      (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                                  $(5,181,737)   $(3,795,099)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization and non-cash interest       530,171        657,694
         Compensation expense related to stock options             435,937         28,125
         Allowance for doubtful accounts                           (30,683)        13,335
     Changes in assets and liabilities:
         Decrease in restricted cash                                43,823           --
         (Increase) decrease in accounts receivable                188,384        727,798
         (Increase) in inventory                                  (544,697)      (585,253)
         (Increase) in prepaid expenses                            (85,803)       (50,996)
         (Increase) in deposits                                    (47,587)            (6)
         (Decrease) increase in customer deposits                  (38,788)       142,580
         (Decrease) increase in accounts payable
           and accrued liabilities                                (405,757)      (948,795)
                                                               -----------    -----------
Net cash flows used in operating activities                     (5,136,737)    (3,810,617)
                                                               -----------    -----------


CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                           (166,691)       (74,417)
     Increase in patent, patents pending and trademark             (55,532)       (11,852)
                                                               -----------    -----------

                Net cash flows used in investing activities    $  (222,223)   $   (86,269)
                                                               -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                September 30
                                                                              -----------------
                                                                            1996           1995
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable related party                           $    (7,500)   $   (21,833)
     Repayment of notes payable Bank                                           --         (248,031)
     (Decrease) Increase in notes payable to bank                        (1,764,270)     1,000,000
     Payment of lease obligations                                          (165,275)       (51,041)
     Payment of leaseholds financed by others                               (69,798)          --
     Net proceeds from conversion of warrants to
        common stock                                                      5,701,608           --
     Net proceeds from issuance of common stock                                --        7,807,147
     Net proceeds from issuance of preferred stock                             --          450,010
                                                                        -----------    -----------

     Net cash flows from financing activities                             3,694,765      8,936,252
                                                                        -----------    -----------


NET INCREASE (DECREASE) IN CASH                                          (1,664,195)     5,039,366

CASH and cash equivalents, beginning of year                              3,693,303         68,715
                                                                        -----------    -----------

CASH and cash equivalents, end of the period                            $ 2,029,108    $ 5,108,081
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid for interest                                                  $   142,204    $   177,932
                                                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
     FINANCING AND INVESTING ACTIVITIES:

         Stock Subscription Receivable                                                 $   126,025

         Conversion of convertible debentures to preferred stock               --      $   769,997

         Conversion of vendor payables to common stock                         --      $   228,061

         Leasehold improvements financed by others                      $   350,000           --

         Acquisition of equipment through capital leases                $   517,657    $   141,944

         Reclassification of finished goods inventory to
           equipment, currently under lease                             $   116,584        139,076

         Conversion of related party notes payable and interest to
           common stock                                                        --      $    59,922

         Fair value of warrants issued to guarantor of line of credit          --      $   200,000

                              ONGARD SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of the Company and its wholly owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended Sepember 30, 1996 and 1995. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the nine months ended September 30, 1996 may not necessarily be indicative of the full year results.

     In December, 1995, the Company sold selected assets of its packaging line to Oliver Products including its customer accounts; proceeds from the sale aggregated $620,500. As a result of this sale, through the nine months ended September 30, 1996, no material operating data is reflected in the financial statements from the packaging assets, while such data is included for the comparable nine months ended September 30, 1995.


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

     During March 1996 holders of the Company's Common Stock Purchase Warrants, which were then due to expire on March 29, 1996, excercised 755,694 warrants converting into 957,952 shares of the Company's common stock providing $5.1 million (gross proceeds) from their exercise. The Company then extended the expiration date (but no other terms of these Common Stock Purchase Warrants) until April 30, 1996. An additional, 134,541 warrants converting to 170,193 shares were exercised generating an additonal $.9 million (gross proceeds), for an aggregate total of $6.0 million in gross proceeds. Any unexercised warrants expired on April 30, 1996 (Note 7).

     The impact of outstanding warrants has not been included in the calculation of loss per share as such inclusion would be antidilutive.

     On July 16, 1996 the shareholders approved, among other matters, an increase in authorized common shares to 25,000,000 from 10,000,000 and an increase in the number of shares authorized under the Stock Option Plan to 1,500,000 from 600,000.

3.   INVENTORY

     Inventory consists of the following as of September 30, 1996:

                          Raw materials     $1,537,199
                          Work in process      297,396
                          Finished goods        75,364
                                            ----------
                                            $1,909,959
                                            ==========

     The December 31, 1995 inventory balance consisted of the following:

                          Raw materials     $  905,886
                          Work in process      477,901
                          Finished goods        98,060
                                            ----------
                                            $1,481,847
                                            ==========

4.   PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

     Property and equipment, at cost, consist of the following as of September 30, 1996:

                  Furniture and fixtures          $    85,405
                  Leasehold improvements              784,142
                  Machinery and equipment           2,061,198
                                                  -----------
                                                    2,930,745

                  Less accumulated depreciation    (1,005,117)
                   and amortization               -----------
                                                  $ 1,925,628
                                                  ===========

     Intangible and other assets, at cost, consist of the following as of September 30, 1996:

                   Patents and trademarks          $ 300,664
                   Other intangible assets            56,662
                                                   ---------
                                                     357,326

                   Less accumulated amortization     (86,333)
                                                   ---------
                                                   $ 270,993
                                                   =========

5.   DEBT GUARANTEE FEE

     Debt guarantee fees reflected the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guarantee. The amount was amortized over the term of the note as a non-cash charge against earnings and is included in interest expense (Note 6). The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April 1996 (Note 6).

6.   DEBT

     In October 1994, the Company entered into a $1.5 million term loan with a bank which was facilitated by a third party guarantor. The interest on the loan was at the prime rate plus 2% and provided for a 36 month amortization schedule with a balloon payment at the end of one and a half years from inception. In April and May 1995, the guarantor of the $1.5 million note and another guarantor ("the guarantors") facilitated an additional $1.0 million in indebtedness with the same bank. Two notes of $500,000 each were executed with the principal amount due in April 1996; interest was payable monthly. In exchange for their guarantees, the Company granted the guarantors options to acquire a total of 200,000 shares at an exercise price of $4.00 per share (Note 5). These two notes bear interest at 11 %. The three notes were paid in full in April, 1996, in accordance with the maturity payment terms described above.

     In July 1996, the Company obtained a line of credit from a different bank in the aggregate amount of $500,000. The line bears interest at the prime rate plus one percent and is collateralized by outstanding receivables, when and if drawn upon. No guarantees were required. The line expires June 30, 1997; no funds have been drawn upon the line to date.


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

     Warrant prices and expiration periods of remaining warrants vary but key terms, shown below, are included in each transaction. A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at September 30, 1996 and potential maximum gross proceeds to the Company are as follows:



                                                                               Class B
                               Class A         Guarantor's  Underwriter's     Debenture
                               Warrants          Warrants     Warrants         Warrants      Total
                               --------          --------     --------         --------      -----
Number of shares               228,571(b)         600,000       250,000         375,000     1,453,571
Original price                   $6.00              $4.00   $3.50-$9.45           $6.00         --
Dilution adjusted shares       268,341            692,780       345,260         428,531     1,734,912
Dilution adjusted price          $5.20        $3.41-$3.57   $3.01-$6.25     $5.23-$5.31         --
Maximum potential gross           $1.4               $2.4          $1.6            $2.3          $7.7
    proceeds ($ millions)(a)
Expiration date                4-20-97,          10-24-99,     08-11-97,        2-28-98
                               7-18-97            5-31-00      07-20-97
Redemption provision               Yes                 No            No             Yes

     (a) There is no assurance that the full amount, if any, of these proceeds will be received by the Company in the future.

     (b) Number of shares have been adjusted to reflect 71,429 exercised warrants.

8.   DISTRIBUTION AGREEMENT


     On March 6, 1996, the Company announced it had completed an agreement with Baxter V. Mueller ("Baxter"), a division of the Baxter Healthcare Corporation of Deerfield Illinois, for the exclusive marketing and distribution of a series of sterilization packaging products developed by OnGard. Baxter Healthcare Corporation is the principal domestic operating subsidiary of Baxter International, Inc. Through its subsidiaries, Baxter is a leader in the manufacture and marketing of healthcare products, systems and services worldwide offering products to healthcare providers in 100 countries. In October 1996, Baxter spun-off $4.5 billion of its operations into Allegiance Healthcare, which included its distribution businesses. Thereafter, Autopak will be integrated into the Allegiance distribution network. The V. Mueller group, now a part of Allegiance, markets a complete line of high-quality specialized surgical instruments and surgical-use products to healthcare companies and hospitals.

     The initial sterilization product covered by the scope of this agreement is OnGard's Autopak(R). The agreement also calls for other sterile packaging products developed by OnGard to be marketed exclusively by Allegiance and for the two companies to jointly address market opportunities in rapid reprocessing and management of surgical instruments. The territory covered by the exclusive agreement encompasses the United States and Canada. The agreement is a buy-sell distribution arrangement whereby Allegiance will purchase directly from OnGard for resale to the market. The initial purchases of Autopak(R) by Allegiance occured during the third quarter, and totalled approximately $205,000.

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of revenues.

                                     Three Months          Nine Months
                                   Ended September 30   Ended September 30
                                   ------------------   ------------------
                                     1996     1995       1996      1995
                                     ----     ----       ----      ----

Revenues ......................     100.0%    100.0%    100.0%    100.0%

Cost of sales..................     158.7     119.5     143.0     108.8
                                    -----     -----     -----     -----
Operating Margin (deficit).....     (58.7)    (19.5)    (43.0)     (8.8)
                                    -----     -----     -----     -----
Operating Expenses:
  General and administrative ..      58.9      54.0      68.2      43.8
  Sales and marketing..........      61.2      32.3      50.5      23.6
  Depreciation and amortization       7.5       7.4      12.0       6.3
  Deferred compensation .......      19.9       0.9      17.1       0.7
  Research and development ....       2.2       5.8       6.0       7.9
                                    -----     -----     -----     -----
Total .........................     149.7     100.4     153.8      82.3
                                    -----     -----     -----     -----


Loss from operations ..........    (208.4)   (119.9)   (196.8)    (91.1)
Interest and other expenses ...      (4.8)    (17.6)    (13.3)    (11.7)
Interest and other income .....       6.3      12.7       6.5       3.9
                                    -----     -----     -----     -----


Net loss ......................    (206.9)   (124.8)   (203.6)    (98.9)
                                    =====     =====     =====     =====


Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Revenues for the three months ended September 30, 1996 decreased $329,000 or 31%, to $729,000 from $1,058,000 in the same period in 1995. The decrease is primarily attributable to the sale of selected assets of the packaging business, in December 1995, which no longer fit with the Company's long term strategic plans. Packaging revenues in the third quarter 1995 were $490,000; there were only $3,000 of such revenues in the comparable period in 1996. In addition, the equipment line revenues decreased by $37,000 from $182,000 to $145,000 in the respective quarters. The offsetting increase in sales was $213,000 for the Autopak(R) product line, which began commercial shipments to Allegiance in the third quarter, there was no comparable revenues in the third quarter of 1995.

     Operating margin decreased to a deficit of $428,000 (a deficit of 59% of revenues) for the three months ended September 30, 1996 compared to a deficit of $207,000 (20% of revenues) for the same period in 1995. The decrease in margin resulted in part from a decrease in revenues of $329,000 described above and to an increase in the level of overhead costs associated with engineering, purchasing, and quality control ($100,000) which were required to upgrade the performance and quality of the equipment product line. Revenues, which were insufficient to offset fixed factory overhead, resulted in an operating margin deficiency.

     General and administrative expenses decreased $141,000, or 25% from $571,000 to $430,000 for the respective three month periods ended September 30, 1995 and 1996. The decrease is the result of cost containment measures initiated late in the second quarter of 1996, resulting in decreases in, a broad category of expenses including, legal, professional fees, travel and office supplies. As a result of the decrease in sales, general and administrative expenses increased as a percentage of sales from 54% to 59% from the respective quarters in 1995 to 1996.

     Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $136,000 from $9,000 to $145,000 in the respective quarters ended September 30, 1995, and 1996. These options were granted to directors, officers and consultants in December 1995.

     Sales and marketing expenses increased $104,000 to $446,000 in the three months ended September 30, 1996 versus $342,000 in the comparable period in 1995, or 30% (and from 32% to 61% as a percent of sales in the comparative quarters). The Company has increased its direct selling efforts, including manpower and collateral materials, in both its equipment and Autopak(R) product lines.

     Research and development expenses decreased $46,000 to $16,000 from $62,000, a 74% decrease, from the third quarter ended September 30, 1996 to the comparable quarter in 1995. The decrease relates to the completion of Autopak(R) development, and scaling down the development of the Company's tabletop sterilizer, as it reached commercialization.

         Interest expense decreased from $183,000 to $35,000 for the comparable quarters ended September 30, 1995 and 1996, a decrease of 148,000 or 81%. This results from the payment in full of the Company's bank line, on April 15, 1996 offset by increases for interest related to assets procured under capital lease obligations.


Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     Revenues for the nine months ended September 30, 1996 decreased $1,292,000 or 34%, to $2,545,000 from $3,837,000 in the same period in 1995. The decrease is attributable to the sale of selected assets of the packaging business, in December 1995, which no longer fit with the Company's long term strategic plans. Packaging revenues in the nine months ended September 30, 1995 were $1,536,000; there were only $26,000 of such revenues in the comparable period in 1996. The offsetting increase in sales occurred in the Autopak(R) line, which commenced its commercial sales under a distribution agreement and accounted for an increase of $232,000.

     Operating margin decreased to a deficit of $1,094,000 (a deficit of 43% of revenues) for the nine months ended September 30, 1996 compared to a decifit of $337,000 (9% of revenues) for the same period in 1995. The decrease in margin resulted from: (1) decreased sales of $1,292,000, described above; (2) production start-up costs associated with relocating Autopak(R) operations to the New York facility, production equipment and material modifications, and related internal personnel and facility restructuring costs, totalling $147,000 and (3) increased factory overheads in engineering and quality control to enhance equipment product performance of $230,000. Revenues were insufficient to offset fixed factory overhead, resulting in an operating margin deficiency.

     General and administrative expenses were relatively unchanged, increasing $53,000, or 3% from $1,682,000 to $1,735,000 for the respective nine month periods ended September 30, 1995 and 1996. As a result of the decrease in sales, general and administrative expenses increased as a percentage of sales from 44% to 68% in the nine months ended 1995 versus 1996.

     Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $408,000 to $436,000 from $28,000 for the nine month periods ended September 30, 1996 and 1995 respectively, due to options granted to directors, consultants and officers in December 1995.

     Sales and marketing expenses increased $380,000 or 42% to $1,284,000 (51% of sales) in the nine months ended September 30, 1996 versus $904,000 in the comparable period in 1995 (24% of sales). The Company has increased its direct selling efforts, including manpower and collateral materials, in both its equipment and Autopak(R) product lines.

     Research and development expenses decreased $150,000 to $152,000 from $302,000, a 50% decrease, from the nine months ended September 30, 1996 to the comparable quarter in 1996. The decrease relates to the completion of Autopak(R) development, and scaling down the development of the Company's tabletop sterilizer, as both reached commercialization.

     Interest expense decreased $158,000 to $284,000 for the nine months ended September 30, 1996 from $442,000 in the comparable period in 1995, or 36%. The decrease results from reduced interest related to the Company's bank line totalling $212,000, offset by $54,000 increased interest costs primarily from capital equipment leases and financed leasehold obligations. The Company's outstanding bank line was paid in full in April, 1996 but was outstanding for the entire nine month period ended September 30, 1995. New lease obligations for plant equipment and leasehold improvements were initiated in the first quarter of 1996.


Liquidity and Capital Resources

     The Company's working capital at September 30, 1996 increased to $2,767,000 from $1,974,000 at December 31, 1995. Cash and cash equivalents were $2,029,000 at September 30, 1996 versus $3,693,000 at December 31, 1995. Accounts receivable decreased $157,000 to $499,000 at September 30, 1996, from $656,000 at December 31, 1995. Inventory increased, net, $428,000 to $1,910,000 at September 30, 1996 from $1,482,000 at December 31, 1995.

     Successful completion of the Company's initial public offering in 1992 provided funds to expand development efforts for the Company's existing product line and continue product enhancement and expansion. The Company had raised additional funds through various private transactions since that date, however, as working capital at December 31, 1994 amounted to a deficit of $1,032,000, it became necessary for the Company to obtain additional funds. In order to align its capital structure and working capital deficiency, on September 29, 1995, the Company completed a private placement (the "September 1995 Private Placement") of the sale of 2,204,021 shares of the Company's common stock at a price of $3.50 per share aggregating gross proceeds of $7,714,000. Pursuant to the September 1995 Private Placement the Company registered such Common Shares issued in this placement. The Company also sold 100 shares of its Series B Redeemable Preferred Limited Voting Stock (the "Series B preferred stock") in the September 1995 Private Placement. Provided that the holders of the Series B preferred stock own in the aggregate at least 5% of the Company's Common Stock, the holders of the Series B preferred stock were granted the right to elect one member to the Company's Board of Directors, which they exercised effective December 24, 1995.

     The Company had also previously generated funds through $2.5 million in notes payable to a bank which had been facilitated by third party guarantors (Note 6). The notes called for a 36 month amortization schedule and a balloon payment at the end of one-and-a-half years in April, 1996. The balloon payment ($1,622,000) was paid in full from the Company's cash position in April, 1996.

     In addition, the Company obtained funds through the exercise of outstanding Common Stock Purchase Warrants. These warrants were to expire on August 15, 1995, but were initially extended until December 31, 1995 and thereafter until March 29, 1996 and April 30, 1996. Through the exercise of Common Stock Purchase Warrants, the Company generated $6.0 million in gross proceeds through the expiration date of the Common Stock Purchase Warrants, April 30, 1996. Although the Company has been successful to date in obtaining sources of financing sufficient to meet current trade obligations and other expenses and to enable it to pursue its business plans generally, there is no assurance it will be successful in this regard in the future. Furthermore, there can be no assurance that the Company will be successful in securing other funds or, that if successful, such funds will be adequate to fund the Company's operations until it is able to generate cash from operations sufficient to sustain its ongoing operations without additional external sources of capital.


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

     OnGard submitted all but one of the 510(k) notices during 1994. In June 1994, the Company received notification that all of its 510(k) submittals for sharps containers had been approved and cleared for marketing. The Company has an additional submittal for one of its sharps containers which the FDA had advised it to withhold until the others had cleared, which it is now preparing for submission. The Company has also received a 510(k) notice for its submission of AutoPak(R).

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.
                  None

                                    SIGNATURE


     In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ON-GARD SYSTEMS, INC.

Dated:  November 12, 1996
                                  /s/ Phil B. Kart
                                  ---------------------
                                  Phil B. Kart
                                  Vice President and Principal Financial Officer