Form 10KSB
period 1996-12-31
ONGARD SYSTEMS INC
filed 1997-04-15
CIK 888428

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the

Fiscal Year Ended December 31, 1996                  Commission File No. 0-20432


                              ONGARD SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)


                 Delaware                                     84-1149380
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)


      40 Commerce Drive, Hauppauge, NY                              11788
   (Address of principal executive offices)                       (Zip Code)


Issuer's Telephone Number, including area code:  (516) 231-8989


Securities Registered under Section 12(b) of the Act:  None

      Title of Each Class                  Name of Exchange on Which Registered
           N/A                                           N/A


Securities Registered under Section 12(g) of the Act:

          Units consisting of one share of Common Stock and one Warrant
                                (Title of Class)

                          Common Stock, $.001 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $3,688,000.

     The aggregate market value of the voting stock of the issuer held by non-affiliates, computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of April 10, 1997, was $14,054,000.

6,613,722 shares of Common Stock were outstanding as of December 31, 1996.

                  Transitional Small Business Disclosure Format

                                 Yes [ ]    No [X]

Item 1.  Description of Business


Infection Control Market

     OnGard Systems, Inc., a Delaware Corporation (the "Company" or "OnGard"), was founded in 1989 as a successor by merger to a Colorado corporation, On Guard Systems, Inc., which was founded during December 1988. The Company's headquarters were relocated to 40 Commerce Drive, Hauppauge, NY 11788 in January, 1996 from 2323 Delgany Street, Denver, Colorado, 80216. Its telephone number is (516)231-8989. In the third quarter of 1992, the Company completed its initial public offering of 920,000 shares of its Common Stock and 920,000 Warrants and has since raised other funds for corporate development purposes.

     The Company currently manufactures and markets an integrated line of both sterilization equipment and disposable sterility assurance products which serve the infection control market. These products are offered to a broad spectrum of healthcare providers ranging from hospital, pharmaceutical and laboratory companies to individual practitioners. The Company's infection control activities are divided into two components.

     The first component of the infection control market consists of sterilization supplies and equipment. Sterilization involves the complete elimination or destruction of all forms of microbial life, including high numbers of bacterial spores. Sterilization is required for those instruments or devices that penetrate skin or contact normally sterile areas of the body.
Through its acquisition of Pharmetics, now OST, in October 1994, (in a stock transaction valued at $2.6 million), the Company manufactures and markets a complete line of institutional and pharmaceutical grade sterilizers, washers and dryers. See "Sterilization Equipment and Acquisition of Pharmetics." Sterilization equipment may be used by hospitals in the sterilization process for reusable instrumentation or for the sterilization of materials prior to the disposal of medical waste, and by pharmaceutical companies. Sterilization supplies may include containers, wraps and pouches and indicators and monitors which indicate that the sterilization process has been completed. Sterilization supplies are primarily utilized by hospital and clinical facilities during the reprocessing of reusable instrumentation. The Company's proprietary AutoPak(TM) product line provides hospitals with a disposable packaging product for sterilizing reusable surgical instruments. See "Commercialization of New Products."

     The second component, and the Company's initial product line, offered small quantity medical waste generators (primarily non-hospital environments) with a disposal system for the elimination of medical waste. The products included a proprietary mailback system which the user sends directly to disposal sites for the destruction of syringes and other "sharps" which carry infection. See "Small Quantity Medical Waste Services." The Company is currently evaluating a plan of disposition of selected assets of this business to focus on its sterilization equipment and supplies business.

     The Company previously manufactured medical packaging, which was designed and manufactured for medical device manufacturers. Sterile medical packaging is used to contain new, unused medical devices during transport and presentation. These products were primarily sold under private label. In 1993, the Company acquired substantially all of the assets of Med-Device Packaging, Inc. ("MDPI"), a company engaged in the design, production and distribution of sterile medical packaging. A number of customers of MDPI became customers of the Company. See "Business-Sterilization Medical Packaging." Customers included Boston Scientific, U.S. Surgical, Symbiosis and Baxter HealthCare. The Company announced it had sold selected medical packaging assets to Oliver Products of Grand Rapids, Michigan on December 7, 1995. The sale included production equipment and inventory, with proceeds from the sale aggregating $620,500. The gain on the sale was approximately $233,000. The Company retained related accounts receivable.

Sterilization Equipment and Acquisition of Pharmetics

     Effective October 1, 1994, the Company acquired Pharmetics through OnGard Pharmetics, Inc., a wholly owned subsidiary of the Company ("OGPI or OnGard Pharmetics"). The merger agreement provided for the issuance of one share of the Company's Common Stock for every twelve shares of Pharmetics common stock and 200 shares of the Company's Common Stock for each share of Pharmetics preferred stock. Thus, on October 1, 1994, 3,103,225 outstanding shares of Pharmetics common stock were exchanged for 258,602 shares of OnGard Common Stock and 400 outstanding shares of Pharmetics preferred stock were exchanged for 85,000 shares of OnGard Common Stock (which amount included an aggregate of 5,000 shares of Common Stock of OnGard paid to preferred stockholders of Pharmetics in lieu of accrued and unpaid dividends). In addition, Royce Investment Group was granted 16,000 shares of OnGard Common Stock as a merger fee.

     OST customers include pharmaceutical and medical device manufacturers, hospitals, clinics, physicians, diagnostic and research laboratories, and universities. OST offers service for its equipment as well as for its competitors' equipment, in the form of preventive maintenance contracts and per diem arrangements. Pharmaceutical and medical device manufacturers use OST sterilization equipment in their manufacturing process to reduce or eliminate the possibility that the products they produce will cause disease or complicate treatment. Hospitals, clinics, physicians, laboratories and universities use OST sterilizers to render their instruments and apparatus biologically sterile so that their use by humans and animals will not transmit or induce illness. Hospitals can also use OST' sterilizers to sterilize medical waste before discarding.

     OST also markets its washers and dryers to the same industries to which it sells its sterilizers. The washers cleanse with high temperature water pressure, agitation and detergents and are used by customers in washing items prior to sterilization or with items that require cleansing without sterilization. The dryers are used in conjunction with the washers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" for further information concerning OST.

     In January 1996, the Company relocated from Denver, Colorado, and combined its two facilities to the space Pharmetics formerly occupied. In connection with the relocation, the Company renovated its manufacturing and office space and expanded its manufacturing equipment infrastructure.

Commercialization of New Products

     The Company has focused its efforts on the development of sterilization supply and equipment product lines. The Company's ability to introduce sterilization supply product lines will be subject to the receipt of regulatory clearance from the FDA. See "--Regulations--The Food and Drug Administration." There is no assurance as to when or if the FDA will give the Company regulatory clearance for all of its sterilization pouch products. In December 1994, the Company received clearance on AutoPak(TM) , the central product of its sterilization supply line. AutoPak(TM) was introduced into hospitals for commercial use through an exclusive marketing agreement with Baxter Healthcare Corporation. Baxter Healthcare Corporation of Deerfield, Illinois is a worldwide leader in the manufacture and marketing of healthcare products in 100 countries. Its V. Mueller division, which sells AutoPak(TM), markets surgical instruments and surgical use products to healthcare companies and hospitals. The territory covered by the exclusive agreement is the United States and Canada. The Company received its first orders from Baxter in September 1996. During the fourth quarter of 1996, the AutoPak(TM) product line was integrated into Allegiance Corporation, the $4.5 billion healthcare spin-off from Baxter Healthcare Corporation. The Company plans to offer a comprehensive product line which will include its AutoPak(TM) product line, a variety of self-seal and heat-seal sterilization packages and an integrated sterilization indicator and monitor product line.

The market for sterilization supplies is primarily hospital based. There can be no assurance that the Company can compete effectively outside of its traditional market.

     The Company has also developed small, competitively priced sterilizers for use in hospital, laboratory and other markets. A tabletop sterilizer, called HiVac(TM), has completed development. Sales during 1996 exceeded $200,000 for a specific, non-hospital user in Europe. This same purchaser has provided OnGard with an initial purchase order for 1997 which aggregates $284,000. The Company anticipates additional orders during 1997.

     The  AutoPak(TM)  System is a  proprietary  disposable,  heavy  duty  large plastic/non-woven fabric pouch and a proprietary loading system for sterilization of large instrument trays and soft goods. The product is intended to compete in the markets served by central supply room wrap and reusable instrument tray containers. AutoPak(TM)`s advantages include visual access, reduced storage space, decreased loading time and waste reduction. The loading system consists of a tray holder which will facilitate enclosure of the instrument tray within the AutoPak(TM) Pouch. The Company has filed for and been granted patent protection on the construction of the package and on the materials contained therein.

     To facilitate manufacture of AutoPak(TM), new and proprietary materials were required and developed through a relationship between OnGard and American National Can Company ("American National Can"). In June 1993, the Company and American National Can entered into two letter agreements (the "Letter Agreements") which outlined the principal points of agreement between the parties. The parties have used the points of agreement in the Letter Agreements as the basis of their relationship. The Company has an exclusive right to purchase these proprietary materials from American National Can and American National Can has an exclusive right to supply these materials for the AutoPak(TM) product line. In addition, American National Can has agreed to provide research and development advice for further OnGard product development.

     With respect to all of the products discussed above, there can be no assurance that regulatory clearances will be obtained (other than AutoPak(TM), for which clearance has been received), that any of such products will be commercially successful.


Small Quantity Medical Waste Services

     Small Quantity Generators

     The Company's Mailback waste disposal system is especially suited for small quantity non-hospital medical waste generators, many of whom are subject to some form of regulation with respect to their waste disposal practices. Small quantity medical waste generators are generally considered to be those medical facilities that produce less than 50 pounds per month of regulated medical waste.

     Currently, nearly all states regulate the disposal of medical waste. Some states regulate the disposal of medical waste generated in the home environment, and some local governments are responding to pressure to remove this waste from municipal disposal systems. The Company's integrated medical waste handling systems are designed to fit the specific needs of small quantity generators.

     The handling of medical waste in healthcare facilities is primarily regulated by the Occupational Health and Safety Administration ("OSHA"), although other federal, state and local regulations may apply. The Company's primary market for medical waste disposal services consists of physicians, dentists and other non-hospital health care facilities that generate relatively small quantities of regulated medical waste.

     The Company utilizes the U.S. Postal Service to allow its customers to ship contained medical waste from any location to the Company's contracted incineration facilities (however the Company itself does not dispose of medical waste). The Company believes that the U.S. Postal Service is an effective means of providing nationwide transportation for the Company's medical waste systems. The Company's medical waste disposal solutions incorporate proprietary packaging designs that meet or exceed stringent Postal Service regulations regarding the transport of medical waste. The Company's medical Mailback products are authorized for transport by the Postal Service under U.S. Postal Code number 39 CFR, Part III, and all OnGard Mailback medical waste kits indicate OnGard's Postal Approval Code numbers, U.S.P.S.-002 A-F. See "Mailback System." The Company has provided training and support to employees at the Nashville Post Office, which is the primary destination for the Company's Mailback system. In addition, the Company has worked with airline personnel who handle OnGard's products at selected baggage facilities.

     On February 23, 1993, the Company and Sherwood, a subsidiary of American Home Products Corporation, entered into an exclusive five year supply, distribution and licensing agreement (the "Sherwood Agreement"). This agreement made possible the marketing by Sherwood of its Monoject product line along with the Company's medical waste disposal system. Pursuant to the Sherwood Agreement, Sherwood, one of the country's largest manufacturers of disposable medical devices, including syringes, needles and other items collectively known as "sharps," distributed the Company's complete line of medical waste Mailback disposal kits. See "Mailback System." The Company also sold these products directly to some customers through its internal sales group. However, the Company and Sherwood were continuously revising the existing agreement in instances where the parties agreed that a direct selling approach by the Company was appropriate. Ultimately, the exclusive relationshhip was terminated during the third quarter of 1995. Thereafter, the Company sold directly to its customers.

     Mailback System

     The Company's Mailback products comprise a fully prepaid system that allows the user to collect and dispose economically of medical waste in compliance with applicable regulations. For one price, the customer receives disposable containers, packaging, tracking services, transportation and incineration. An integral, four-part tracking form allows tracking from generator to incinerator. The entire package is burned without being opened by the incinerator personnel.

     The system uses the Company's proprietary, redundant packaging concept, which incorporates two corrugated fiberboard packages with an intervening plastic liner to enclose the waste container, containing liquid-activated absorbent material. The system is self-sealing; it does not require any special equipment, skill or tape. The packaging meets or exceeds current postal regulation for integrity, strength and durability. This packaging must pass Department of Transportation tests mandated by the U.S. Postal Service, including a thirty-foot frozen drop, a five-foot drop of a thirteen pound spike and a three pounds per square inch pressurized leak-proof test. OnGard Mailback kits are available in special chemo-waste designated containers as well as for sharps regulated medical waste. The Company received three patents with respect to the Mailback system.


     Markets

     The Company's initial product was the OnGard Recapper, a patented device offering a mechanical alternative to unprotected handling of contaminated needles. Purchasers of the Recapper and Mailback products include large dental product distributors, such as Sullivan Dental Products,

Inc. and Patterson Dental Co., as well as large catalog distributors such as Henry Schein and Darby Dental Supply.

     In January 1993, the Company acquired the customer list of PRO-MED SHARPS ("PRO-MED"), formerly a seller of medical waste Mailback kits within the dental and physician office markets. PRO-MED discontinued sale of its Mailback medical waste products. For a one time payment of $20,000, the Company acquired the exclusive use of the PRO-MED mailing list and the support of PRO-MED personnel in converting PRO-MED's customers to the Company's product lines. Many PRO-MED customers are now being served on a direct basis and through automatic reorder systems by the Company. For the year ended December 31, 1996, sales to PRO-MED customers were approximately $159,000. The Company also continues to serve the home health care market. The Company has a private label relationship with Quantum Health Resources, a national home infusion company that specializes in hemophilia care. The Company also has an agreement to provide disposable containers and Mailback services to Caremark Inc., a leading provider of home care services throughout the United States. In January, 1995, Coram, Inc. purchased a division of Caremark, Inc., resulting in sales to Coram Inc. and Caremark Therapeutic, Inc. During the year ended December 31, 1996, approximate sales attributable to Caremark, Coram and Quantam totaled $312,000, $150,000, and $45,000 respectively. As a result of the purchase by Coram, Inc. of the Caremark division, Caremark Therapeutic, Inc., neither Coram nor Caremark individually reached sales levels which would constitue a major customer, i.e., exceeding 10% of the Company's 1995 or 1996 sales. The Company believes that the increasing concentration of homecare service providers offers opportunities for continued growth of these products. In addition, waste haulers serving markets including small quantity generators also provide opportunities.

     Incineration Contract

     The Company has a long-term contract for incineration services with National Medical Waste, Inc. The facility involved is operated by BioMedical
Waste, a national operator of medical waste incinerators and medical hauling systems. BioMedical Waste is headquartered in Boston, Massachusetts and operates a medical waste incinerator in Nashville, Tennessee that is utilized for destruction of medical waste generated by OnGard customers. In 1992, the Company entered into a five-year contract with National Medical Waste, Inc., a subsidiary of BioMedical Waste, for incineration services which required the Company to pay a one time fee of $50,000 for prepaid incineration.

     National Medical Waste had incurred recurring operating losses and experienced a working capital deficiency that raise substantial doubts about its ability to continue as a going concern. National Medical Waste merged into BioMedical Waste, which subsequently filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Company has negotiated a new waste disposal contract with a division of Waste Management, Inc. in Chandler, Arizona, which provides all of these services. New orders for Mailback products will dispose their waste at this facility. The costs under this agreement are substantially lower than the National Medical Waste contract. However, as the Company has Mailback products, previously sold, with mailing labels addressed to National Medical Waste, it will continue to utilize that facility until outstanding products have been delivered for disposal. That entity has operated since its filing for bankruptcy and continues to provide incineration services to its customers. The Company's new orders will be addressed to the Chandler facility for disposal.

     Both waste disposal companies provide pick-up service at the U.S. Postal Service destination points audit the waste and inputs and maintain the records required by the Company. This arrangement is designed to assure the Company that transported medical waste is destroyed in compliance with applicable environmental and other regulations.

Sterilization Medical Packaging

     The following information is provided as a historic perspective. On December 7, 1995, the Company completed the sale of its medical device packaging line to Oliver Products of Grand Rapids, Michigan. The Company operating results include the packaging line through that date.

     In January 1993, the Company, through a wholly owned subsidiary, OnGard Systems Packaging, Inc. ("OSP"), acquired substantially all of the assets of MDPI, a Pennsylvania corporation engaged in the design, production and distribution of sterile medical packaging. The acquisition was made pursuant to an asset purchase agreement among OSP, MDPI and Donald Marotta, President and sole shareholder of MDPI. The closing date of the acquisition was March 1, 1993 and the effective date was January 1, 1993. The total purchase price of approximately $675,000 included the issuance of 50,000 shares of Common Stock valued for purposes of the Agreement at $4.75 per share. The remaining $437,500 of the purchase price included the assumption of $205,000 of liabilities of MDPI. Effective December 7, 1995, the Company sold selected assets of MDPI to focus on its sterilization equipment and supplies business.

Manufacturing and Engineering

     OnGard currently operates a manufacturing and assembly facility in Hauppauge, New York. The New York facility also houses machinery required for production of AutoPak(TM) and other pouches. OnGard also has a machine shop which is utilized to maintain equipment as required. Materials and supplies for these products are available from several sources.

     OnGard designed, developed and owns the molds and tooling used for blow molding and injection molding the sharps containers sold as part of its Mailback line, and the tools used to manufacture the corrugated cardboard components of the waste disposal system. OnGard contracts with third parties for the manufacture of the molded plastic containers, corrugated fiberboard cartons and other components and thus is dependent on them for the manufacture of these products and components, and for the assembly of its Mailback products, and ships finished, complete kits to customers.

        OnGard purchases raw materials for its AutoPak(TM) product line from a variety of sources. Principal suppliers include American National Can. A two month inventory of raw materials is generally kept on hand. As certain proprietary films are available only from ANC, the loss of supply from such sources could disrupt manufacturing operations.

     OnGard's proprietary products and product line expansions are being developed and designed primarily by Mark Weiss, President, and Clay Cannady, Director, Sterility Assurance Products.

     OST fabricates pressure vessels and washer and dryer housings in-house. Other components and supplies are generally available from a variety of sources. Components are manufactured and assembled at 40 Commerce Drive, Hauppauge, New York 11788.

     OST requires progress payments on all non-standard equipment. In the event of an order cancellation, progress payments are applied against the work in process. OST offers a one year warranty on all equipment. In the event that OST cannot repair a defective unit, it will replace it during the warranty period. Order cancellations and product returns have been immaterial.

Regulation

     OSHA

     OSHA regulates work places in general, including medical care facilities. The OSHA blood-borne pathogen regulations encourage the development of certain safe workplace practices for the handling of used sharps. The rules encourage both engineering and procedural solutions consistent with the use of the Company's products. No assurance can be given that OSHA will not develop new regulations and new interpretations of existing regulations to the Company's detriment. The Company's manufacturing and assembly operations are subject to OSHA inspection

     Post Office

     The U.S. Postal Service has been transporting medical waste on a regulated basis since 1989. In 1992 the Post Office adopted rules for the mailing of regulated materials that mandate rigorous testing, certification and bonding requirements for packaging used to transport medical waste. The Company's products are designed for shipment via first class/priority mail as required by Post Office regulations. The Company's packaging meets or exceeds all requirements published in the Domestic Mail Manual. In five states, there is a further requirement for the use of registered mail, return receipt requested, service. The Company's kits sold in those states include the additional documentation and postage necessary to comply.

     State and Local Regulation

     Most states have regulations that determine appropriate methodologies for the handling and disposal of medical waste. Several states, including New York, California and New Jersey, require specific approval of medical waste disposal programs including mailback medical waste products. The Company has obtained approvals from these states. In Minnesota, a change in the overall environmental regulatory framework resulted in Mailback medical waste being excluded in new regulations put into effect during the summer of 1993. Minnesota took the position that use of the Company's system by practitioners was inconsistent with applicable state regulations. The Company made its distributors aware of this development. The Director of Pollution Control in Minnesota recently informed the Company that he intended to address the situation through the proposal of new regulations that, if adopted, would provide exemptions relating to the disposal of medical waste through the U.S. Postal Service. The Company cannot predict when or if these new regulations will be adopted. However, the Director of Pollution Control has orally informed the Company that no enforcement action will be taken in this regard pending the adoption of the new rules. Regardless of these oral representations, there is no assurance that the State of Minnesota will not take such enforcement action. Environmental regulations in Maine are also inconsistent with Mailback medical waste programs. The Company has informed its distributors about Maine's position. The Company does not actively pursue Mailback medical waste programs in states that do not encourage or prohibit its use. Maine and Minnesota represent a small percentage of the Company's current market and a correspondingly small percentage of the potential market for the Company's medical waste kits.

     Although the Company attempts to monitor regulatory developments in all states in order to maintain regulatory compliance, because of the large number of regulators it is possible the Company might not be immediately aware of changes in relevant regulations. Regulations may change frequently, and the Company's activities may be curtailed or limited to the extent that certain states restrict the use of medical Mailback systems.

     The Food and Drug Administration

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

     Historically, the FDA has not exercised device regulatory authority over some types of infection control products, such as sharps containers or mailer packages, including those used in the Company's Mailback system, and has allowed companies to begin commercial introduction (on or after May 28, 1976) of these types of products without a 510(k) clearance. On February 3, 1994, the FDA issued a written policy statement which allowed manufacturers of sharps containers a "discretionary period" of 180 days (until August 2, 1994) to continue marketing their products already in distribution (introduced on or after May 28, 1976) without the benefit of 510(k) clearance provided that required 501(k) notices are submitted to FDA prior to the conclusion of the discretionary period. Manufacturers of sharps containers also must comply with FDA device listing and establishment registration requirements. The FDA has indicated that there is no change in its regulatory posture toward the mailer packages used in the Mailback system and that it does not intend to regulate this product as a medical device. There can, however, be no assurance that the FDA will maintain its current regulatory posture toward the mailing package.

     OGSI submitted all but one of the 510(k) notices and expects to submit the remaining one in the near future. In June 1994, the Company received notification that all of its 510(k) submittals for sharps containers had been approved and cleared for marketing. The Company has an additional submittal for one of its sharps containers which the FDA had advised it to withhold until the others had cleared, which it is now preparing for submission. The Company has also received clearances relating to its AutoPak(TM) products.

     Environmental Regulation

     The Environmental Protection Agency (the "EPA") has the authority to regulate medical waste under the Resource Conservation Recovery Act. Although the EPA has not to date issued any formal rules covering medical wastes, it has issued a guide for infectious waste management.

     The Hazardous Materials Transportation Act ("HMTA") governs the packaging and transportation of hazardous materials in commerce. The HMTA prescribes certain packaging requirements for enumerated regulated medical waste and infectious substances. Regulations promulgated by the Department of Transportation pursuant to the HMTA describe the requirements to be observed in preparing the materials for shipment, including shipment by highway. The regulations also cover inspection, testing and retesting of the transportation of hazardous materials.

     The Congress and the EPA may adopt new, or modify existing, laws, regulations and policies regarding the regulation of medical waste. The Company cannot predict what effect, if any, future regulation may have on its operations.

Patents And Trademarks

     The OnGard product line includes patented and other proprietary products. The OnGard Recapper was awarded U.S. Patent No. 4,986,816. The Company was also awarded patents on the OnGard Medical Waste System (U.S. Patent No. 5,097,950, 350,604 and 5,427,238). The Company was also awarded two patents on AutoPak(TM) (U.S. Patent No. 5,459,978 and 5,590,777). Although the Company believes its patents are valuable and provide a competitive advantage, there is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. In addition, the Company may incur substantial legal expenses attempting to enforce its patents. There is also no assurance that the Company's products will not infringe upon patents held by others.

     The Company owns the registered trademark "OnGard" in its stylized form. In addition, the Patent and Trademark Office has approved the Company's applications (which are in the final stages of pendency) with respect to "OnGard Systems" in stylized and plain letter form and with respect to AutoPak(TM). The Company believes that it has established valuable trademark rights in OnGard, OnGard Systems and AutoPak(TM). The Company retains all rights to its trademarks under the terms of the Sherwood Agreement. The Company's unified approach to product name, logo and identity is reflected in its promotional literature, packaging and labeling and the Company intends to continue to promote this identity in all its product offerings and strategic alliances.

Employees

     As of December 31, 1996, the Company had approximately 75 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Competition

     The Company operates and markets its Mailback systems in an increasingly competitive environment. Competitors include local and national hauling services and some local or regional Mailback services. At the current time, the Company is aware of five companies which have approval from the U.S. Postal Service to offer Mailback services. None of these companies offer the selection of sizes and capacities currently provided by OnGard.

     The Company's primary competitor in the Mailback medical waste handling business is a joint venture between Becton Dickinson, a manufacturer of hypodermic needles, and Browning-Ferris Industries, a national waste hauling company. Sherwood and Becton Dickinson are competitors within the needle and syringe sales market and each has the capability to sell needles, syringes and Mailback systems. In addition, both Sherwood and Becton Dickinson have extensive distribution capacities within the target markets. The Company believes that its pricing for Mailback systems is competitive.

     The sterile packaging industry is extremely competitive. The Company competes with a variety of large manufacturers, including Kimberly Clark, who have similar capabilities. The sterilization supplies market is also competitive and is dominated by several large companies with complete product lines.

     The market for sterilization equipment is highly competitive and many competitors of OST have greater financial resources. These companies include
Steris/American Sterilizer (AMSCO) and Gettinger, which may sell either pharmeceutical sterilizers or hospital autoclaves.

Backlog

     As of December 31, 1996, the Company had open orders which aggregated $2.6 million. Of these, approximately $530,000 were backlog orders, which were due by December 31 but had not yet been delivered.

Insurance

     The Company maintains liability and umbrella insurance with coverage limits of $7 million in the aggregate. The Company also carries other customary business insurance. The Company has posted a $50,000 bond with the U.S. Postal Service under its new regulations. The Company does not maintain key man life insurance on any of its employees.

Item 2.  Description of Property

Facilities

     In early 1996, the Company consolidated operations at its facility in Happauge, New York. The Company closed its Denver facility by assigning its lease obligations for the duration of the term. The Company receives a premium payment monthly from the assignee through the duration, May 31, 1998.

     The Company's corporate and administrative offices, as well as production for AutoPak(TM), are now located at 40 Commerce Drive in Hauppauge, New York. Approximately 35,000 square feet is used for manufacturing and the balance of 7,000 square feet is used for offices. A new lease commenced February 1, 1995. For the three successive annual periods, the annual rent is $116,025 per annum; in the fourth and fifth year, the annual rent is $162,078 and $172,788, respectively. In addition, the landlord has advanced $350,000 to remodel the facility. This amount is being repaid by the Company, in the amount of $9,600 per month for 36 months and $4,359 for 12 months, which both began in February 1996. Prior amounts due the landlord, which were unpaid under Pharmetics lease arrangements, totaling $170,248, were repaid in 1995 with 22,700 shares of unregistered OnGard Common Stock, which the Company subsequently registered.

Item 3.  Legal Proceedings.

Legal Proceedings

     The Company does not have any pending legal proceedings other than ordinary routine litigation incidental to its business. As a seller of medical infection control and waste handling systems, the Company could face product liability claims or other claims potentially based on accidental infections, loss of waste disposal packages in the mail, or other unforeseen circumstances. The Company maintains product liability insurance in an aggregate amount of $1 million plus umbrella coverage for an additional $5 million. There can be no assurance that such coverage will be adequate to cover future product liability claims or that it will continue to be available at reasonable prices.

     OST, by its merger with Pharmetics, was party to a number of lawsuits filed primarily by trade creditors, and it owed withholding and other payroll related taxes amounting to approximately $230,000, including interest and penalties. The Company has been successful in negotiating settlements to these claims and has completed the payment terms of substantially all of these and the Company believes that the few remaining claims will not have a materially adverse effect on OST's financial condition or results of operations. In addition, although there have been no legal proceedings in this regard, in the second quarter of 1994 the Company initiated, and has completed, discussions with federal and New York state tax authorities to pay Pharmetics prior federal (approximately $110,000), unemployment (approximately $21,000) and New York state (approximately $102,000) taxes, payment for which are due over specified time periods, and which the Company is paying for on a monthly basis. Through
December 31, 1996, the Company had completed payments to federal and unemployment tax authorities.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is quoted in the NASDAQ (Small-Cap(SM)) system and it trading symbol is OGSI. As of December 31,1996, there were approximately 138 record holders and approximately 1357 beneficial holders of Common Stock. There were 6,613,722 shares outstanding as of December 31, 1996. Prior to the initial public offering in August 1992, there was no market for the Company's Common Stock.

        The tables below set forth the high and low closing bid prices of the Company's Common Stock, Warrants and Units (each unit consisting of one share of Common Stock and one Warrant) as reported by the National Association of Securities Dealers, In. ("NASAD") for each of the quarters indicated since the Company's initial public offering (such quotations represent prices between dealers, not actual transactions, and do not include retail mark-ups, mark-downs or commissions). The Company withdrew the Units from quotation in NASDAQ (Small-CapSM) system effective October 26, 1993, and its warrants expired April 30, 1996.

Year:  Quarter            Common Stock            Year:  Quarter        Common Stock
--------------            ------------            --------------        ------------
                      High Bid      Low Bid                           High Bid  Low Bid
                      --------      -------                           --------  -------
    1992:                                              1995:
Third Quarter         4-1/2         4-1/2          First Quarter       8-1/4    6-1/2
Fourth Quarter        4-1/2         4-1/2          Second Quarter      7        4-1/2
    1993:                                          Third Quarter       9-1/2    4
First Quarter         4-7/8         4-1/2          Fourth Quarter      8-3/4    6-5/8
Second Quarter        5-1/3         4-7/8              1996:
Third Quarter         6-3/4         5-1/8          First Quarter       9-1/4    6-5/8
Fourth Quarter        8-3/8         6-5/8          Second Quarter      7-1/4    4-1/2
     1994:                                         Third Quarter       5-1/4    2-5/8
First Quarter         7-3/4         6-3/4          Fourth Quarter      3-3/8    1-7/8
Second Quarter        8-1/4         4-1/8
Third Quarter         9             6
Fourth Quarter        9             6-1/2

                            Warrants                                        Units
                            --------                                        -----
Year:  Quarter        High Bid      Low Bid                           High Bid  Low Bid
--------------        --------      -------                           -----------------
    1992:
Third Quarter         7/8           1/2                               5-3/8     5
Fourth Quarter        13/16         3/4                               5-1/4     5-1/8
    1993:
First Quarter         1             3/4                               5-3/4     5-1/4
Second Quarter        1-1/8         7/8                               6         5-3/4
Third Quarter         1-7/8         1                                 8-3/8     6-1/8
Fourth Quarter        4-1/4         1-3/4                             12-1/4*   8-1/4*
    1994:
First Quarter         4             3-1/4
Second Quarter        2-13/16       1/2
Third Quarter         4             2-1/2
Fourth Quarter        3-3/8         3
    1995:
First Quarter         3-3/4         2
Second Quarter        2-1/2         1
Third Quarter         5-1/4         1
Fourth Quarter        3-5/8         1-7/8

    1996:
First Quarter         4-7/8         1-7/8
Second Quarter        1-1/4         1

*    Through October 25, 1993.

**   Through April 30, 1996.


     The closing bid price of OnGard Common Stock in the NASDAQ (Small-Cap(SM)) system on April 10, 1997 was $2.125.

     The Company has never paid any cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company intends to reinvest its earnings in the continued development and expansion of its business.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     Sales, Market Development and Major Customers

     Since the formation of the Company's predecessor in December 1988, the Company has been engaged in developing products and market positions for the control of infectious diseases. Its inital product line was a waste disposal system for small quantity waste generators. It subsequently expanded to sterile packaging and sterilization equipment. During 1992, concurrent with the publication of OSHA's Bloodborne Pathogen Rule which increased awareness of regulatory control of contaminated medical instruments, the Company successfully negotiated medical waste mail-back product sales to Caremark and Quantum Health Resources, which are primarily engaged in the service of home care patients. Caremark was characterized as a major customer constituting 13% of the Company's total sales in 1994. In January 1995 Coram, Inc. purchased a division of Caremark Inc. resulting in sales to Coram Inc as well as Caremark. Revenues attributable to Caremark, Coram and Quantum for the year ended December 31, 1996 were $312,000, $150,000 and $45,000 respectively. However, due to the divestment of a division of Caremark in 1995, neither Caremark, nor Coram met the qualifications of a significant customer in 1995 or 1996. A customer group list was purchased by OnGard from ProMed Sharps in December 1992. During the year ended December 31, 1996, sales to ProMed and customers were approximately $159,000. In February 1993, the Company and Sherwood entered into a five-year Supply, Distribution and Licensing Agreement ("Sherwood Agreement") which gave OnGard's medical waste mail-back products access to Sherwood's extensive distribution system. The exclusive arrangement has since terminated in the third quarter of 1995. For the year ended December 31, 1995, the Company's revenues attributable to the Sherwood Agreement were approximately $99,000, but had no sales to Sherwood thereafter.

     With the acquisition of MDPI in 1993 and OST in late 1994 and commercialization of AutoPak(TM), the Company has emphasized more direct sales. It had expanded its sales staff with personnel in both the packaging and equipment lines to expand its market position. Boston Scientific, a sterile packaging customer, had been a major customer representing 10% of the Company's total sales in 1995. However, on November 3, 1995 the Company announced it had signed a letter of intent with Oliver Products of Grand Rapids, Michigan for the sale of selected assets of its medical device packaging line. This transaction closed on December 7, 1995. The sale included production equipment and inventory with proceeds from the sale aggregating $620,500. The gain on the sale was approximately $233,000. The Company retained all related accounts receivable. Accordingly, Boston Scientific was no longer a major customer. Revenues from Boston Scientific approximated $512,000 in 1995. However, net profitability from this and other packaging line accounts was nominal after accounting for direct selling expenses and allocation of general and administrative expense. Accordingly, the Company believes the loss of this customer had no net impact on the results of operations and capital resources. OST had no customer, which accounted for 10% more of the Company's revenues in 1995 or 1996.

Product Line Expansion

     During 1990, substantially all of the Company's revenues came from the sale of the Recapper and related products. The Recapper is a device which allows clinicians to separate used needles from re-usable syringes without directly touching the needle. During 1991 and 1992, the Company expanded its product line into the medical waste mail-back business. During 1993, the Company experienced significant revenue growth due to the addition of its medical sterile packaging products. Growth in this market is attributable largely to the Company's acquisition of the assets of MDPI described elsewhere herein. Medical sterile packaging products were manufactured to customer specifications and sold to a variety of medical device manufacturers. In June 1993, the Company relocated MDPI operations to a larger facility that included a "white room" for the manufacturing of sterile medical packaging. Revenues attributable to sterile medical packaging product line for the year ended December 31, 1995 were $1,905,000. This business provided the technical skills and equipment to develop the Company's proprietary sterility assurance product, AutoPak(TM). Once developed, the Company elected to pursue this market and divest selected assets of MDPI, described above.

     During 1996, the Company completed an exclusive marketing agreement with Baxter Healthcare Corporation in an arrangement where Baxter buys AutoPak(TM) from OnGard for resale and distribution of AutoPak(TM) into the hospital market. Initial orders were received from Baxter in September 1996. In the fourth quarter of 1996, the AutoPak(TM) agreement was integrated into Allegiance, the $4.5 billion healthcare spin-off from Baxter. AutoPak(TM) sales for the year ended December 31, 1996 to Baxter and other customers were $257,000 and occurred primarily in the last half of 1996.

     In October 1994, the Company acquired Pharmetics, now OST, which expanded its activities into sterilization equipment. OST generated $2,522,000 in revenues for the year ending December 31, 1996.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from OnGard's Statements of Operations expressed as percentages of revenues:

                                    Year Ended             Year Ended           Year Ended
                                    December 31,          December 31,          December 31,
                                    ------------          ------------          ------------
                                         1994                  1995                    1996
                                         ----                  ----                    ----

Revenues                               100.0%                 100.0%                 100.0%
Costs of Sales                          88.4                  106.3                  131.9
                                       ------                 ------                 ------
Operating Margin                        11.6                   (6.3)                 (31.9)
                                       ------                 ------                 ------
Operating Expenses:
General and Administrative              62.1                   52.6                   56.2
Write down of note receivable           71.0                   --                     --
Marketing                               14.5                   29.5                   46.7
Depreciation and Amortization            3.8                    6.2                   10.6
Deferred Compensation                   21.1                   34.7                   18.7
Research and Development                 5.7                    7.4                    4.8
                                       ------                 ------                 ------
Total                                  (157.1)                130.4%                 137.0
                                       ------                 ------                 ------

Loss from Operations                  (145.5)                (136.7)                (168.9)
Interest Expense                        (5.6)                 (11.1)                  (8.6)
Interest and Other Income                1.7                    5.6                    8.4
Forgiveness of Debt                     --                      2.1                   --
Other Expenses                          (0.5)                  (0.4)                  (1.4)
                                       ------                 ------                 ------

Net Loss                               (149.9)%               (138.3)%               (170.5)%
                                       ======                 ======                 ======

Year ended December 31, 1996 compared to year ended December 31, 1995.

        Revenues for the twelve months ended December 31, 1996 decreased by $1,287,000 or 26% from the comparable period in 1995, from $4,975,000 to $3,688,000. However, after excluding sales related to MDPI of $1,905,000, which was divested in December 1995, revenues increased by approximately $618,000 or 20%. This increase is attributable primarily to sales of AutoPak(TM) of $257,000 and increased sales of the equipment lines of $461,000 offset partially by reductions in sales of the Company's Mailback business.

     Operating margin decreased $864,000 to a deficit of $1,175,000 (a deficit of 31.9% of revenues) versus a deficit of $311,000 (a deficit of 6.3% of revenues). The decrease is comprised of (1) a net decrease in sales of $1,287,000 resulting from the sale of MDPI and its related product margin contribution of approximately $441,000, (2) start-up production costs incurred in connection with relocating AutoPak(TM) operations to New York, including production equipment, material modifications, internal personnel and facility restructuring costs of $147,000 and (3) the remainder in increased factory overheads intended to improve the performance and quality of production, including engineering, purchasing and quality control. In the aggregate, revenues were insufficient to offset factory overheads resulting in an operating margin deficiency.

     General and administrative expenses decreased by $541,000 to $2,071,000 in 1996 versus $2,612,000 in 1995, a decrease of 21%. The decrease relates to tighter expense controls including reductions in legal fees of approximately $170,000, and numerous administrative expenses associated with the consolidation of the Denver and New York locations into the New York facility, primarily including rent offset by rental premiums received from the occupant of the Denver facility, salaries, travel, telephone and other expenses.

     Sales and marketing expenses increased 17%, or $255,000, from $1,468,000 in 1995 to $1,723,000 in 1996. The increase relates primarily to direct selling costs in connection with the commercialization of AutoPak(TM), its technicial support personnel, related travel and collateral materials of $684,000 offset, in part, by the elimination of sales expenses associated with the divested MDPI business, of $391,000.

     Research and development decreased from $370,000 for the twelve months ended December 31, 1995 to $176,000 for the comparable period in 1996. This decrease of 52%, or $194,000, reflects the completion of development costs associated with both AutoPak(TM) and the tabletop sterilizer and commercialization of both.

     Depreciation and amortization increased $84,000 or 28%, from $308,000 to $392,000 for the years December 3, 1995 and 1996 respectively. The increase is predominately attributable to expanding the Company's manufacturing capabilities in the equipment business.

     Deferred compensation decreased from $1,728,000 in 1995 to $691,000 in 1996. The decrease relates to recording non-cash charges for fully vested options granted in 1996 to certain directors, officers or consultants of the Company, at prices below market price.

     Interest expense decreased by $230,000, or 42%, from $549,000 in 1995 versus $319,000 in 1996. The decrease relates primarily to reduced interest on the Company's bank line, of $345,000, which was paid at maturity on April 15, 1996, but was outstanding, in part or whole, throughout 1995. This decrease was offset by increased interest on capital lease financing of manufacturing equipment and leasehold improvements.

Year ended December 31, 1995 compared to year ended December 31, 1994.

     Revenues for the twelve months ended December 31, 1995 increased 27% to $4,975,000 from $3,928,000 in the same period in 1994, or $1,047,000. The increase was attributable to sales from the Company's equipment line, OST, which was consolidated in the Company's operating results for the entire year in 1995, but only for the last quarter of 1994.

     Operating margin decreased to a deficit of $311,289 (a deficit of 6.3% of revenues) for the year ended December 31, 1995 compared to $457,636 (11.6% of revenues) for the same period in 1994. The gross margin deficiency at the Company's acquired equipment business line, OST, comprised $332,518 of the deficit. This was the result of (1) a lack of financial resources for nearly 9 months during 1995 in which fixed factory overhead was incurred and charged to operations without substantive revenue generation and, (2) upon availability of funds, a significant allocation of production man hours was applied to the development of two new proprietary products, a tabletop sterilizer called HIVAC, and a hospital autoclave, called WasteClave. As a result, shipments of revenue generating products were reduced and insufficient to offset fixed factory overhead. At the Company's disposable product line the operating margin was a positive $21,231. This amount decreased due to unfavorable material and labor usage inefficiencies related to the sterile medical packaging line selected assets of which were sold in December 1995. The Company believes that revenue levels should be sufficient in the later half of calendar year 1996 to provide positive operating margins. Through that date it will fund margin deficiencies and losses with existing funds from its September 1995 Private Placement, and with funds from warrant exercises.

     General and administrative expenses increased 7% to $2,611,697 (53% of revenues) for the year ended December 31, 1995 from $2,440,935 (62% of revenues) for the 1994 period. The administrative expenses at OST increased $513,000 due to a full year of inclusion in 1995 versus one quarter in 1994 after the date of the acquisition; other expenses decreased $426,000.

     Sales and marketing expenses increased 159% from $568,488 in 1994 to $1,468,319 for the year ended December 31, 1995. Of this increase $663,000 was incurred at OST. This, and the remaining increase of $237,000 relates to the Company's efforts to sell directly to its existing customers as well as the development of new customers in conjunction with commercializing its new products, AutoPak, HiVac and WasteClave (see "Business-Product Under Development and Commercialization Activities"). The Company believes its sales and marketing expenses will continue to increase during 1996 while it establishes its sales personnel complement and marketing for this effort.

     Depreciation and amortization increased from $150,930 to $307,813 for the year ended December 31, 1994 and 1995 respectively or 104%. Approximately $96,000 is attributable to a full year of amortization of goodwill associated with the acquisition of OST versus one quarter in 1994, and the purchase of an updated computer equipment network and software, $60,000.

     Deferred compensation increased to $1,728,000 in 1995 from $309,375 in 1994. The increase in non-cash charges is attributable to fully vested stock option grants to certain directors, officers and consultants at prices less than market value.

     Research and development increased from $223,652 to $369,858 for the year ended December 31, 1994 and 1995 respectively, or 65%. New equipment products being or already developed at OST, accounted for an increase of approximately $221,000. These products include HiVac and WasteClave described above. R&D expenses for disposable products, specifically AutoPak, declined $75,000 resulting from the completion of development of initial product sizes.

     Interest expense increased as a result of interest and debt issuance cost amortization related to the Company's term loans. The Company obtained a $1.5 million term loan facilitated by a third party guarantor ($764,000 outstanding at December 31, 1995). The total was received in two equal parts in May and November 1994. The loan bears interest at the prime rate plus 2%. The loan calls for monthly payments based on a 36 month amortization schedule with a balloon payment due in April 1996. In April and May 1995, the loan was increased by a total of $1.0 million under similar terms, with the principal portion of the loan is due concurrently with the balloon payment of the original loan in April 1996. The Company granted an additional 200,000 warrants to guarantors of the Company's loan which resulted in debt issuance costs.

     On December 24, 1995 the Board of Directors granted 700,000 stock options (600,000 at $3.50 and 100,000 at $1.00) to certain officers, directors and consultants of the Company. In the fourth quarter of 1995 the Company will record compensation expense of $1,700,000 related to fully vested options for an amount representing the difference between the exercise price and fair market value of OnGard common stock on the date of the grant. The Company will also record deferred compensation expense of $1,087,500 for options which vest ratably over two years, which will be charged to operations over that time. The price of OnGard's common stock at the date of the grant was $7 1/8.

Liquidity and Capital Resources

     Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

     The Company's working capital at December 31, 1996, decreased modestly to $1,956,000 from $2,085,000 at December 31, 1995. Cash and cash equivalents were $885,500 at December 31, 1996 versus $3,693,000 at December 31, 1995. Accounts receivable increased $10,000 to $785,000 at December 30, 1996, from $775,000 at December 31, 1995. Inventory increased to $2,102,380 at December 30, 1996 from $1,482,000 at December 31, 1995.

     The Company had an accumulated deficit of $24,278,000 at December 31, 1996 and expects losses to continue at least through 1997. Cash requirements to fund operating losses have been accomplished primarily through equity and debt placements. Operating losses have accelerated since 1994 as a result of funding the Company's acquired subsidiary, OST, both prior to and after the acquisition. The Company invested $1,883,824 in OST prior to its acquisition, and issued 359,602 shares to acquire 100% of the outstanding shares of Pharmetics. Subsequent to the date of its acquisition of OST and through December 31, 1996, a twenty-six month period, the Company has applied an additional $7,126,000 which has been used substantially to fund OST's operating requirements. The operating requirements included the repayment of past due trade credit, operating losses, improvements to the existing product line and the development of two new sterilization products: HiVac, a compact steam sterilizer and WasteClave, a highly efficient hospital autoclave. The Company's new products, which are proprietary, and product enhancements should generate better gross margins and should improve operating results. The Company commenced selling these products in late 1995 but as it established its sales force and marketing programs during 1996 such expenditures caused continued losses. These losses and their financing have been the most significant aspect of the Company's cash flow.

     The Company has begun calendar year 1997 with open orders at OST of $2.6 million, and expects significant additional orders during 1997 which will also be filled during 1997. Based upon this, the Company believes its losses will decline substantially during 1997.

     Successful completion of the Company's initial public offering in 1992 provided approximately $4.0 million to expand marketing efforts for the Company's initial product lines and continue product enhancement and expansion. During July 1994, the Company completed a Private Placement and an offshore offering of 300,000 units consisting of two shares of common stock and one warrant at $7 per unit. In addition, the Company obtained debt financing facilitated by a third-party Guarantor. A total of $1.5 million was completed in two equal parts; the later half was contingent upon the Pharmetics merger which was consummated effective October 1, 1994. The Note was secured by the Company's inventory, equipment, accounts receivable and intangible assets. In consideration for the $1.5 million guarantee, the Company issued to the Guarantor or its assigns a five-year warrant ("Guarantor's Warrant") to purchase 400,000 shares of Company Common Stock at an exercise price of $4.00 per share.

     The Note payable to the bank ($764,000 outstanding at December 30, 1995 and none outstanding at December 31,1996) called for monthly payments at an interest rate of prime plus 2% based upon a 36-month payment schedule and a balloon payment at the end of one and one-half years (April 1996). The Company repaid the note at maturity.

     During 1994, the Company also initiated a private offering of Convertible Debentures ("Debentures") each unit of which consists of $100,000 in 6% Convertible Debentures and 25,000 redeemable class B common stock warrants to acquire an equivalent number of common shares at $6.00 per share. The Debentures were convertible into shares of the Company's common stock at the option of the holder or into shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") at the option of the Company, when such Series A Preferred Stock were approved by the Company's Shareholders. Debenture conversion was to be based on a conversion ratio of 25,000 shares for each $100,000 Debenture converted, or $4.00 per share. In January 1995, the Company's shareholders approved, by a majority vote, the authorization of preferred stock. As a result, the total $1.5 million raised from the offering through February 1995 became equity and the Company issued 375,000 Series A preferred shares and 375,000 Class B common stock warrants.

     In addition, during February 1995 the Company sold shares, through the exercise of Class A warrants from existing warrant holders, totaling $320,000 in gross proceeds. The Company provided an incentive to Class A warrant holders by reducing the exercise price to $4.50 for a period of 30 days. In April and May, 1995, the guarantor of the Company's bank line (described above) and another investor in OnGard facilitated $1,000,000 of additional bank borrowings. The two new $500,000 notes bear interest at the rate of 11% per annum and matured and were paid in full on April 15, 1996.

     In September, 1995, the Company completed a private placement (the "September 1995 Private Placement") of the sale of 2,204,021 shares of the Company's common stock at a price of $3.50 per share aggregating gross proceeds of $7,714,028 and net proceeds of $7,634,028. The September 1995 Private Placement required that the Company register such Common Shares issued in this placement, which it did during 1996. Pursuant to the September 1995 Private Placement, the Company also sold 100 shares of its Series B Redeemable Preferred Limited Voting Stock (the "Series B preferred stock"). Provided that the holders of the Series B preferred stock own in the aggregate at least 5% of the Company's Common Stock, the holders of the Series B preferred stock can nominate and elect one member to the Company's Board of Directors.

     The Company also obtained funds from the exercise of outstanding Common Stock purchase warrants. These warrants were to expire on August 11, 1995, but were extended until April 30, 1996. The net proceeds to the Company through warrant exercise were $5.7 million by the expiration date. The Company will need additional funds for working capital as its orders for its new product lines increase and to fund operating losses. In April 1997, the Company obtained a commitment for a credit line with a bank, secured by the Company's tangible and intangible assets and facilitated guarantors ( the "Guarantors"), who are either investors or option holders of the Company. The credit line of $1.0 million matures 12 months from inception, in April 1998, and bears interest at the LIBOR rate plus 2%. In exchange for their guarantee, the Company granted 375,000 warrants to purchase the Company's common stock price per share at the closing date or $2.00 per share, whichever is lower. At maturity, the Company will seek alternatives to repay the debt with new equity, determine if the line can be extended or refinanced with new debt. In addition, the Company has received $1.5 million from the sale of convertible Debentures (the "Debentures"). The
Debentures are convertible into common stock of the Company in $50,000 denominations at any time after a 45-day restriction period at a price equal to the then fair market value of the common stock less 22 1/2% or, the price at the funding date, whichever is lower. The

Debentures bear interest at the rate of 6% per annum until conversion; such interest is payable quarterly in cash or common stock of the Company, at the Company's option. The Debentures mature five years from issuance at which time any remaining amounts convert to common stock. The Company will grant warrants to the placement agent equal to 10% of the funds raised at the exercise price described above and pay placement fees of approximately 10% of the funds raised. The Company projects that these funds plus its existing cash position will be sufficient to fund operations through December 31, 1997. The placement agent has committed to financing an additional $3.5 million until February 28, 1998, under the same terms discussed above; the additional financing is solely at the Company's option. However, in the event such commitment is unfulfilled by the Company, an additional 2% of such unfulfilled commitment will be paid in warrants to the placement agent on the terms described above. The Company will record the value of warrants to the quarantors, and the discount from market price provided to the Debenture holders, as a non-cash charge included as interest expense.

     Although the Company has been successful to date in obtaining sources of financing sufficient to meet current and past due trade obligations and other expenses and to enable it to pursue its business plans generally, there is no assurance it will be successful in this regard in the future. Furthermore, there can be no assurance that such funds will be adequate to fund the Company's operations until it is able to generate cash from operations sufficient to sustain its ongoing operations without additional external sources of capital.

Item 7.  Financial Statements

        INDEX                                                    Page
        -----                                                    ----

        Report of Independent Public Accountants                 F-1

        Consolidated Balance Sheet                               F-2

        Consolidated Statements of Operations                    F-3

        Consolidated Statements of Stockholders' Equity          F-4

        Consolidated Statements of Cash Flow                     F-5

        Notes to Consolidated Financial Statements               F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To OnGard Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OnGard Systems, Inc. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnGard Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         /s/ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                         ARTHUR ANDERSEN LLP


Melville, New York
April 11, 1997

                                                 ONGARD SYSTEMS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                  AS OF DECEMBER 31, 1996 AND 1995

                                  ASSETS                                                               1996                1995
                                                                                                   ------------        ------------

CURRENT ASSETS:
  Cash and cash equivalents                                                                        $    885,552        $  3,693,303
  Restricted cash                                                                                        50,000              97,363
  Trade accounts receivable, net of allowance of $40,000 and $119,186,
    respectively                                                                                        744,856             656,274
  Inventory, net                                                                                      2,102,380           1,481,847
  Prepaid expenses and other current assets                                                             203,712              77,881
                                                                                                   ------------        ------------
                  Total current assets                                                                3,986,500           6,006,668
                                                                                                   ------------        ------------

PROPERTY AND EQUIPMENT, net                                                                           1,836,056           1,152,573
                                                                                                   ------------        ------------
EQUIPMENT UNDER OPERATING LEASE, net                                                                    237,594             134,440
                                                                                                   ------------        ------------

OTHER ASSETS:
  Excess cost over net tangible assets acquired, net                                                  2,268,788           2,396,608
  Intangible and other assets, net                                                                      303,359             238,258
  Deposits                                                                                               95,241              51,151
  Debt guarantee fee, net                                                                                  --               140,740
                                                                                                   ------------        ------------
                  Total other assets                                                                  2,667,388           2,826,757
                                                                                                   ------------        ------------
                                                                                                   $  8,727,538        $ 10,120,438
                                                                                                   ============        ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                                                                            $       --          $  1,764,270
  Trade accounts payable                                                                                541,604             839,187
  Accrued liabilities                                                                                 1,242,257           1,251,050
  Capital lease obligations                                                                             186,741              88,362
  Customer deposits                                                                                     221,359              89,994
  Current portion of notes payable                                                                       98,847                --
                                                                                                   ------------        ------------
                  Total current liabilities                                                           2,290,808           4,032,863

CAPITAL LEASE OBLIGATIONS                                                                               198,051                --
NOTES PAYABLE                                                                                           109,520              50,735
                                                                                                   ------------        ------------
                  Total liabilities                                                                   2,598,379           4,083,598
                                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred stock, $.001 par value, 3,000,000 shares authorized; 253,292 and 378,292 issued and outstanding as of December 31,
    1996 and 1995, respectively; aggregated liquidation preference of $1,013,168
    and $1,513,168, respectively                                                                        778,167           1,228,167
  Series B Redeemable Preferred stock, no par value; 100 shares issued and
    outstanding as of December 31, 1996 and 1995                                                             10                  10
  Common stock, $.001 par value, 25,000,000 and 10,000,000 shares authorized as of December 31, 1996 and 1995, respectively; 6,613,722 and 5,355,281
    shares issued and outstanding, respectively                                                           6,614               5,355
  Additional paid-in capital                                                                         30,212,161          23,983,803
  Deferred compensation                                                                                (589,500)         (1,189,500)
  Accumulated deficit                                                                               (24,278,293)        (17,990,995)
                                                                                                   ------------        ------------
                  Total stockholders' equity                                                          6,129,159           6,036,840
                                                                                                   ------------        ------------
                                                                                                   $  8,727,538        $ 10,120,438
                                                                                                   ============        ============

      The accompanying notes are an integral part of these balance sheets.

                                                 ONGARD SYSTEMS, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                  1996                      1995
                                                                                             -----------                -----------

REVENUES                                                                                     $ 3,688,186                $ 4,975,069

COST OF SALES                                                                                  4,716,411                  5,286,358
START UP PRODUCTION COSTS                                                                        147,052                       --
                                                                                             -----------                -----------

                  Operating margin (deficit)                                                  (1,175,277)                  (311,289)
                                                                                             -----------                -----------

COSTS AND EXPENSES:
  General and administrative                                                                   2,071,203                  2,611,697
  Sales and marketing                                                                          1,722,800                  1,468,319
  Depreciation and amortization                                                                  392,254                    307,813
  Deferred compensation                                                                          691,500                  1,728,125
  Research and development                                                                       175,780                    369,859
                                                                                             -----------                -----------

                  Total costs and expenses                                                     5,053,537                  6,485,813
                                                                                             -----------                -----------

LOSS FROM OPERATIONS                                                                          (6,228,814)                (6,797,102)

INTEREST EXPENSE                                                                                (319,027)                  (549,332)

OTHER EXPENSE                                                                                    (49,893)                   (23,365)

INTEREST AND OTHER INCOME, net                                                                   310,436                    381,799
                                                                                             -----------                -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                        (6,287,298)                (6,988,000)

PROVISION FOR INCOME TAXES                                                                          --                         --
                                                                                             -----------                -----------

NET LOSS                                                                                     $(6,287,298)               $(6,988,000)
                                                                                             ===========                ===========

NET LOSS PER SHARE                                                                                  (.99)                     (1.76)
                                                                                             ===========                ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                                  6,365,250                  3,961,700
                                                                                             ===========                ===========



        The accompanying notes are an integral part of these statements.

                                                 ONGARD SYSTEMS, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                              Convertible Series A          Series B Redeemable
                                                                Preferred Stock               Preferred Stock
                                                            ----------------------         ---------------------
                                                            Shares          Amount         Shares          Amount
                                                        ------------    ------------    ------------    ------------
BALANCE, December 31, 1994                                      --      $       --              --      $       --

  Conversion of convertible debentures to Class A
   preferred stock, net of debt discount                     250,000         765,000            --              --

  Issuance of 3,292 Series A preferred shares for
   accrued interest on convertible debentures                  3,292          13,167            --              --

  Sale of 125,000 Series A preferred shares, net of
   underwriters' commissions of $50,000                      125,000         450,000            --              --

  Issuance of 100 shares of Series B redeemable
   preferred limited voting stock                               --              --               100              10

  Conversion of 71,429 Series A warrants to common
   stock, net of underwriters commissions of $25,000            --              --              --              --

  Conversion of related party notes payable and
   interest to common stock                                     --              --              --              --

  Issuance of 200,000 warrants in connection with
   guarantee of the Company's notes payable to bank             --              --              --              --

  Issuance of 2,204,021 common shares in connection
   with equity private placement, net of issuance               --              --              --              --
   costs of $80,000

  Deferred compensation related to stock options                --              --              --              --
   granted

  Compensation related to stock options granted                 --              --              --              --

  Amortization of deferred compensation                         --              --              --              --

  Conversion of vendor payables to common stock                 --              --              --              --

  Exercise of common stock warrants                             --              --              --              --

  Net loss                                                      --              --              --              --
                                                        ------------    ------------    ------------    ------------
BALANCE, December 31, 1995                                   378,292       1,228,167             100              10


  Issuance of 1,129,941 common shares in connection
   with conversion of common stock purchase warrants,
   net of commissions and other expenses of $371,000            --              --              --              --

  Exercise of employee stock options                            --              --              --              --

  Conversion of Series A preferred stock to common          (125,000)       (450,000)           --              --
   stock

  Amortization of deferred compensation                         --              --              --              --

  Deferred compensation related to issuance of stock
   options to non-employee                                      --              --              --              --

  Net loss                                                      --              --              --              --
                                                        ------------    ------------    ------------    ------------

BALANCE, December 31, 1996                                   253,292    $    778,167             100    $         10
                                                        ============    ============    ============    ============

                                                                   Common Stock             Additional
                                                              -----------------------        Paid-In       Deferred
                                                              Shares          Amount         Capital     Compensation
                                                           ------------   ------------    ------------   ------------


BALANCE, December 31, 1994                                    3,029,602   $      3,030    $ 12,765,948   $   (150,000)

  Conversion of convertible debentures to Class A
   preferred stock, net of debt discount                           --             --              --             --

  Issuance of 3,292 Series A preferred shares for
   accrued interest on convertible debentures                      --             --              --             --

  Sale of 125,000 Series A preferred shares, net of
   underwriters' commissions of $50,000                            --             --              --             --

  Issuance of 100 shares of Series B redeemable
   preferred limited voting stock                                  --             --              --             --

  Conversion of 71,429 Series A warrants to common
   stock, net of underwriters commissions of $25,000             71,429             71         296,359           --

  Conversion of related party notes payable and
   interest to common stock                                      12,373             12          59,910           --

  Issuance of 200,000 warrants in connection with
   guarantee of the Company's notes payable to bank                --             --           200,000           --

  Issuance of 2,204,021 common shares in connection
   with equity private placement, net of issuance             2,204,021          2,204       7,631,844           --
   costs of $80,000

  Deferred compensation related to stock options                   --             --         1,087,500     (1,087,500)
   granted

  Compensation related to stock options granted                    --             --         1,700,000           --

  Amortization of deferred compensation                            --             --              --           48,000

  Conversion of vendor payables to common stock                  35,200             35         228,062           --

  Exercise of common stock warrants                               2,656              3          14,180           --

  Net loss                                                         --             --              --             --
                                                           ------------   ------------    ------------   ------------
BALANCE, December 31, 1995                                    5,355,281          5,355      23,983,803     (1,189,500)


  Issuance of 1,129,941 common shares in connection
   with conversion of common stock purchase warrants,
   net of commissions and other expenses of $371,000          1,129,941          1,130       5,664,237           --

  Exercise of employee stock options                              3,500              4          22,746           --

  Conversion of Series A preferred stock to common              125,000            125         449,875           --
   stock

  Amortization of deferred compensation                            --             --              --          691,500

  Deferred compensation related to issuance of stock
   options to non-employee                                         --             --            91,500        (91,500)

  Net loss                                                         --             --              --             --
                                                           ------------   ------------    ------------   ------------

BALANCE, December 31, 1996                                    6,613,722   $      6,614    $ 30,212,161   $   (589,500)
                                                           ============   ============    ============   ============


                                                                            Total
                                                         Accumulated     Stockholders'
                                                           Deficit          Equity
                                                        ------------     -------------


BALANCE, December 31, 1994                              $(11,002,995)   $  1,615,983

  Conversion of convertible debentures to Class A
   preferred stock, net of debt discount                        --           765,000

  Issuance of 3,292 Series A preferred shares for
   accrued interest on convertible debentures                   --            13,167

  Sale of 125,000 Series A preferred shares, net of
   underwriters' commissions of $50,000                         --           450,000

  Issuance of 100 shares of Series B redeemable
   preferred limited voting stock                               --                10

  Conversion of 71,429 Series A warrants to common
   stock, net of underwriters commissions of $25,000            --           296,430

  Conversion of related party notes payable and
   interest to common stock                                     --            59,922

  Issuance of 200,000 warrants in connection with
   guarantee of the Company's notes payable to bank             --           200,000

  Issuance of 2,204,021 common shares in connection
   with equity private placement, net of issuance               --         7,634,048
   costs of $80,000

  Deferred compensation related to stock options                --              --
   granted

  Compensation related to stock options granted                 --         1,700,000

  Amortization of deferred compensation                         --            48,000

  Conversion of vendor payables to common stock                 --           228,097

  Exercise of common stock warrants                             --            14,183

  Net loss                                                (6,988,000)     (6,988,000)
                                                        ------------    ------------
BALANCE, December 31, 1995                               (17,990,995)      6,036,840


  Issuance of 1,129,941 common shares in connection
   with conversion of common stock purchase warrants,
   net of commissions and other expenses of $371,000            --         5,665,367

  Exercise of employee stock options                            --            22,750

  Conversion of Series A preferred stock to common              --              --
   stock

  Amortization of deferred compensation                         --           691,500

  Deferred compensation related to issuance of stock
   options to non-employee                                      --              --

  Net loss                                                (6,287,298)     (6,287,298)
                                                        ------------    ------------

BALANCE, December 31, 1996                              $(24,278,293)   $  6,129,159
                                                        ============    ============


        The accompanying notes are an integral part of these statements.

                                                 ONGARD SYSTEMS, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                                                            1996               1995
                                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                           $(6,287,298)       $(6,988,000)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization and non-cash interest                                                  814,911            835,715
    Compensation expense related to stock options granted                                                691,500          1,748,000
    Gain on sale of packaging assets                                                                        --             (233,500)
    Provision for doubtful accounts                                                                      (79,186)            52,000
    Write-off of selected intangible packaging line assets                                                  --              110,000
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash                                                                47,363            (47,363)
    Decrease (increase) in trade accounts receivable                                                      (9,396)           625,846
    Increase in inventory                                                                               (737,113)          (404,363)
    Increase in prepaid expenses and other current assets                                               (125,831)           (71,556)
    Decrease in trade accounts payable and accrued liabilities                                          (298,859)        (1,045,803)
    Increase in customer deposits                                                                        131,365             59,535
                                                                                                     -----------        -----------

                Net cash used in operating activities                                                 (5,852,544)        (5,359,489)
                                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                   (312,965)          (298,076)
  Proceeds from sale of packaging assets                                                                    --              620,500
  Decrease (increase) in other assets                                                                   (137,111)            68,134
                                                                                                     -----------        -----------

                Net cash provided by (used in) investing activities                                     (450,076)           390,558
                                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                                                 --              450,010
  Proceeds from issuance of common stock                                                                  22,750          7,944,641
  Proceeds from conversion of warrants to common stock, net                                            5,665,367               --
  Payment of notes payable to related parties                                                             (7,500)           (55,500)
  Proceeds from notes payable to bank                                                                       --            1,000,000
  Payment of note payable to bank                                                                     (1,764,270)          (666,109)
  Payment of capital leases payable                                                                     (229,108)           (79,523)
  Payment of leasehold improvements financed by owner and other                                         (192,370)              --
                                                                                                     -----------        -----------

                Net cash provided by financing activities                                              3,494,869          8,593,519
                                                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (2,807,751)         3,624,588

CASH AND CASH EQUIVALENTS, beginning of year                                                           3,693,303             68,715
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                                               $   885,552        $ 3,693,303
                                                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                             $   170,019        $   131,274
                                                                                                     ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible debentures to preferred stock                                                   --              765,000
  Conversion of related party notes payable and accrued interest to common stock                            --               59,922
  Conversion of vendor payables to common stock                                                             --              228,097
  Conversion of preferred stock to common stock                                                          450,000               --
  Leasehold improvements financed by owner                                                               350,000               --
  Acquisition of equipment through capital leases                                                        525,128            145,517
  Fair value of warrants issued to guarantor for bank debt (Notes 8 and 9)                                  --              200,000
  Reclassification of inventory to equipment under operating lease                                       116,580            134,440

        The accompanying notes are an integral part of these statements.

                       ONGARD SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND BUSINESS:

OnGard Systems, Inc. ("OnGard" or the "Company") manufactures and markets both equipment and disposable sterility assurance products for the control of infectious diseases. These products serve a broad spectrum of healthcare providers in a variety of markets. Through its 1994 acquisition of Pharmetics, Inc. ("Pharmetics"), now known as OnGard Sterilization Technologies, Inc. ("OST"), a wholly-owned subsidiary of the Company, the Company manufactures sterilizers, washers and dryers used for the control of infection in hospital, pharmaceutical, laboratory and research facilities. The Company also sells products for the safe, efficient and economic handling, storage, transportation and disposal of infectious medical waste, and is also engaged in the production and distribution of sterile packaging.

During 1993, the Company and Med-Device Packaging, Inc. ("MDPI") entered into an Asset Purchase Agreement (the "Purchase Agreement"), effective January 1, 1993, whereby the Company purchased substantially all of MDPI's assets and assumed certain MDPI liabilities. Effective December 7, 1995, the Company sold selected MDPI assets to another company in order to focus on its proprietary sterilization packaging line, Autopak(TM), and sterilization equipment business. Sales proceeds for the packaging equipment and inventory aggregated $620,500. The gain on the sale of these assets was $233,500. In connection with the disposal, the Company wrote-off related goodwill and a non-compete agreement aggregating $68,000 during 1995. The Company also retained related accounts receivable.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company has a standby letter of credit for $50,000 for the transportation of medical waste by the U.S. Postal Service. The letter of credit had no balance outstanding at December 31, 1996 and 1995, and is backed by the restriction of a $50,000 certificate of deposit, which is classified as restricted cash in the accompanying consolidated balance sheets as of December 31, 1996 and 1995. As of December 31, 1995, an additional $47,000 was held in escrow related to the sale of MDPI assets (Note 1).

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventory include direct manufacturing costs and an allocation of overhead.

Inventory, net consists of the following:

                                                            December 31,
                                                      1996                 1995
                                                 ----------           ----------
Raw materials                                    $1,356,476           $  905,886
Work-in-process                                     629,280              477,901
Finished goods                                      116,624               98,060
                                                 ----------           ----------
                                                 $2,102,380           $1,481,847
                                                 ==========           ==========

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

  Machinery and equipment                3 - 7 years
  Furniture and fixtures                 5 - 7 years
  Leasehold improvements                 remaining term of lease or estimated
                                           useful life, whichever is less

Expenditures for maintenance and repairs which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and improvements which substantially extend the useful lives of the properties are capitalized. The cost and related accumulated depreciation and amortization of property and equipment are removed from the accounts upon retirement or other disposition, and any resulting gain or loss is reflected in earnings.

Excess Cost Over Net Tangible Assets Acquired

Excess cost over net tangible assets acquired is being amortized over 20 years. The balances at December 31, 1996 and 1995 of $2,268,788 and $2,396,608 are net of $287,594 and $159,774 of accumulated amortization, respectively.

Intangible and Other Assets

The costs of the Company's patents and trademark are being amortized on a straight-line basis over 17 years from the date the patents and trademark were obtained.

Debt Guarantee Fee

Debt guarantee fee reflected the fair value of warrants issued to the guarantors of the Company's $2.5 million bank loans in exchange for the guarantee (Note 8). The costs were amortized over the life of the loan as interest expense. The Company obtained an investment banking opinion on the fair value assigned to these warrants, which was fully amortized at December 31, 1996.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1996 and 1995, the carrying value of all financial instruments approximated fair value.

Impairment of Long-Lived Assets

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement was adopted by the Company effective January 1, 1996. No impairment loss was recognized as a result of the adoption of this statement.

Warranty Reserve

The Company provides a warranty on its equipment sales. Estimated warranty costs are accrued at the time the equipment is sold. The Company has a warranty reserve of approximately $100,000 and $91,000 as of December 31, 1996 and 1995, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Accrued Liabilities

Accrued incineration and postage expenses represent the expected costs associated with the ultimate disposal of the Company's mail-back products. Mail-back products are disposable containers used to collect medical waste by customers who then mail the filled containers through the U.S. Postal Service (Note 11) to an incinerator. An accrual is made for each mail-back product sold and, as the containers are received by the incinerator, charges for incineration and postage are billed to and paid by the Company.

Accrued liabilities consist of the following:

                                                              December 31,
                                                           1996           1995
                                                       ----------     ----------
Legal                                                  $   85,966     $  125,343
Incineration and postage                                  420,000        370,089
Commissions                                               123,662        154,144
Accrued vacation, payroll and related taxes               155,165        123,253
Other                                                     457,464        478,221
                                                       ----------     ----------
                                                       $1,242,257     $1,251,050
                                                       ==========     ==========

Revenue Recognition

The Company generally recognizes revenue from product sales upon shipment to the customer. If a product shipment is delayed at the customer's request, the Company recognizes revenue upon completion and acceptance by the customer.

Major Customers

The Company had no single customer which would be characterized as a major customer during 1996. The Company had one customer which accounted for 10% of total revenue during 1995. As a result of the sale of medical device packaging assets the Company no longer sells to this customer. During 1995, one of the Company's 1994 major customers divested a division to another entity resulting in the Company selling to both entities. Due to the divestiture neither of these was a major customer, although the Company retained the sales to both.

Research and Development

Research and development costs incurred by the Company associated with the development of preproduction prototypes are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, SFAS 109 requires recognition of deferred tax assets for the expected future tax effects of tax loss carryforwards and tax credit carryforwards. Net deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (Note 7).

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note 9). These disclosure requirements are effective for years beginning after December 15, 1995. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123. As required, the Company has adopted SFAS No. 123 to account for stock-based compensations awards to outside consultants.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each year. Due to the Company's net losses in 1996 and 1995, common stock equivalents of the Company are not included in the net loss per share calculation, as the inclusion of such common stock equivalents would be antidilutive.

Recently Issued Accounting Standards

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                             December 31,
                                                         1996           1995
                                                     -----------    -----------
Furniture and fixtures                               $    86,080    $    62,256
Leasehold improvements                                   784,140        415,142
Machinery and equipment                                2,079,400      1,418,999
                                                     -----------    -----------
                                                       2,949,620      1,896,397

Less-Accumulated depreciation and amortization        (1,113,564)      (743,824)
                                                     -----------    -----------
                                                     $ 1,836,056    $ 1,152,573
                                                     ===========    ===========

Equipment under capital leases, included in property and equipment was approximately $520,000 and $87,000 as of December 31, 1996 and 1995, respectively.

4.   INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of the following:

                                                            December 31,
                                                       1996               1995
                                                    ---------         ---------
Patents and trademark                               $ 338,150         $ 245,132
Non-compete agreement                                    --              36,662
Other                                                  20,000            20,000
                                                    ---------         ---------
                                                      358,150           301,794

Less-Accumulated amortization                         (54,791)          (63,536)
                                                    ---------         ---------
                                                    $ 303,359         $ 238,258
                                                    =========         =========

5.   NOTES PAYABLE TO RELATED PARTIES:

The Company had a note payable outstanding to an employee of the Company for $48,000, which was paid in 1995. In 1989, the Company issued a $30,000 unsecured note to one of the founding stockholders of the Company as consideration for funding start-up losses. The note provided for interest payable at prime plus 1%, and matured June 28, 1993. This note, including accrued interest, was settled in 1995 with the issuance of 10,268 shares of the Company's common stock. Through its acquisition of Pharmetics, the Company also had a $30,000 unsecured note payable to one of its employees which had been classified as a current liability at December 31, 1994. The note was repaid during 1995 and 1996 in part with 2,105 shares of the Company's common stock and the remainder with $15,000 in cash.

6.   LEASES:

The Company leases its New York office and warehouse facilities and a sales office in Denver, and has other minor noncancelable operating leases including office and factory equipment which range from three to five years. In connection with the consolidation of its Denver and New York facilities, in January 1996, the Company assigned the lease for its former Denver facility effective April 1, 1996. Through this assignment, the Company was granted complete release from its obligations under the lease and also receives additional payments from the assignee in excess of its monthly rental payments through May 1998. The New York facility lease expires in January 2000. Total rental expense for 1996 and 1995 was $252,121 and $258,651, respectively. Future minimum operating lease payments are as follows, which excludes payments relating to the assigned lease in
Denver:

                         1997                       $223,000
                         1998                        251,000
                         1999                        261,000
                         2000                         23,000
                   Thereafter                           --

The Company also leases certain fixed assets that are capitalized as of December 31, 1996. Future obligations on these leases are approximately $385,000, plus accrued interest of $85,000.

7.   INCOME TAXES:

Net deferred tax assets and liabilities consist of the following:

                                                       December 31,
                                                   1996           1995
                                            -----------    -----------
         Current:
         Accounts receivable                $    15,200    $    45,291
         Inventory                               45,875        102,661
         Other                                     --           37,048
                                            -----------    -----------
                                                 61,075        185,000
                                            -----------    -----------
         Noncurrent:
         Fixed assets                           (50,000)       (48,715)
         Stock compensation                     891,385        646,000
         Net operating loss carryforwards     8,166,693      6,167,156
                                            -----------    -----------
                                              9,008,078      6,764,441
                                            -----------    -----------
         Total net deferred tax asset         9,069,153      6,949,441

         Valuation allowance                 (9,069,153)    (6,949,441)
                                            -----------    -----------
         Net deferred tax asset             $      --      $      --
                                            ===========    ===========

The Company's effective income tax rate was different than the statutory federal income tax rate as follows:

                                                           1996         1995
                                                       -----------  -----------
Federal income tax (benefit) at statutory rates        $(1,999,537) $(2,338,000)
State income tax (benefit), net of Federal effect         (194,138)    (227,000)
Valuation allowance on net operating loss carryforwards  2,193,675    2,565,000
                                                       -----------  -----------
                                                       $     --     $     --
                                                       ===========  ===========

The Company has no state or federal income taxes currently payable at December 31, 1996 or 1995.

The differences between the fiscal 1996 and 1995 losses reported for financial reporting and income tax purposes relate primarily to differences in the timing of certain reported items including depreciation and amortization expense and provision for losses.

At December 31, 1996 and 1995, respectively, the Company has net operating loss ("NOL") carryforwards of approximately $21,491,000 and $16,229,000 currently available for federal income tax purposes which expire through 2011. The Company's initial public offering ("IPO") and certain other ownership changes have limited the Company's ability to utilize its NOL carryforwards existing at the dates of the respective ownership changes. The Pharmetics preacquisition NOL of approximately $3,990,000, which is included in the above amount, will be significantly limited due to the change in control resulting from the acquisition by OnGard.

The Company has determined that its net deferred tax assets as of December 31, 1996 and 1995 do not satisfy the realization criteria set forth in SFAS 109. Recognition of these benefits requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded to offset the entire net deferred tax asset.

8.   NOTES PAYABLE:

In 1994, the Company obtained a $1.5 million bank loan facilitated by a third-party guarantor. The total $1.5 million was received in two equal parts; the first half was a revolving credit facility and the second was contingent upon completion of the Pharmetics merger, which was consummated effective October 1, 1994 (Note 1). Upon issuance of the second $750,000, the total revolving credit facility converted to a $1.5 million term loan, dated November 1994, which bears interest at the prime rate plus 2%. As of December 31, 1995, there was $764,270 outstanding under this term loan. During 1995, the guarantor of the original loan and another investor in the Company facilitated an additional $1,000,000 in bank borrowings due concurrently with the original loan. These loans matured on April 15, 1996 and were paid off in their entirety.

During 1996, the Company entered into two new borrowing agreements with the landlord of the Company's New York facility in order to finance certain leasehold improvements. Under the terms of those agreements, the Company borrowed $50,000 and $300,000 at an annual interest rate of 10%. The loans are being repaid in monthly installments through January 1997 and January 1999, respectively. As of December 31, 1996, $208,000 was outstanding under these agreements.

9.   STOCKHOLDERS' EQUITY:

Private Equity Transactions

During August and September 1995, the Company received net proceeds of approximately $7.6 million from the private placement of 2,204,021 shares of its common stock at a price of $3.50 per share. The Company also issued 100 shares of its Series B redeemable preferred stock to the largest investor in the private placement at an aggregate cost of $10 per share. The Series B preferred shares carry no dividend or voting rights but convey the right to elect one member of the Company's Board of Directors so long as at least 5% of the Company's common stock is owned by the investor. The Series B holder exercised this right effective December 1995. The stock purchase agreement also provides this investor a preemptive right to purchase its pro rata share of ownership in the Company subsequent to this private placement, allowing for up to $7.0 million in gross proceeds from this placement.

In January 1995, the Company's shareholders approved, by a majority vote, the authorization of up to 3,000,000 Series A preferred shares. Series A preferred shares have a par value of $.001 per share, carry no dividend rights unless declared by the Company's Board of Directors in their sole discretion, and have a preference in liquidation of $4.00 per share plus any accrued dividends, if such dividends have been declared. Each preferred share is convertible into one share of the Company's common stock at the option of the holder. The Series A preferred shareholders are entitled to vote with the common shareholders as a single class. Each preferred share conveys votes equal to the number of common shares into which it is convertible. Upon authorization of the preferred stock issuance by the Company's shareholders, the Company converted, at its option, $1,000,000 of convertible debentures, which were outstanding at December 31, 1994, into 250,000 shares of convertible Series A preferred stock. Class B Preferred Stock Warrants to acquire 250,000 shares of the Company's common stock at $6.00 per share, which were issued in connection with the convertible debentures, remain outstanding after the conversion.

During February 1995, the Company sold an additional $500,000 of preferred stock units. Each unit consists of one share of Series A preferred stock at a price of $4.00 per share and one warrant to acquire the Company's common stock at an exercise price of $6.00 per share. A total of 125,000 Series A preferred shares were sold, accompanied by 125,000 Class B Preferred Stock Warrants.

Public Offering and Common Stock Purchase Warrants

In August 1992, the Company completed an IPO of its common stock whereby 920,000 units, consisting of one share of common stock and one purchase warrant (the "Common Stock Purchase Warrant"), were sold at $5.00 per unit, resulting in net proceeds to the Company of approximately $3,718,000. During 1995, 2,100 of these Common Stock Purchase Warrants were exercised (2,656 shares were issued pursuant to antidilution provisions of these warrants). Each Common Stock Purchase Warrant entitled the holder to purchase one share of common stock at an exercise price of $6.75 per share. The Common Stock Purchase Warrants were subject to redemption by the Company in the event its closing stock price equaled or exceeded $10.00 per share on the NASDAQ exchange for 20 consecutive days and upon 30 days written notice. The redemption provision expired in August 1995. The Common Stock Purchase Warrants contained an antidilution provision which affects both the exercise price of the warrant and the number of shares underlying the warrants, and which has been triggered by various equity and debt financing transactions which have occurred since that date. During 1995, the Company extended the expiration date, but no other provisions, to December 31, 1995, March 29, 1996 and then to April 30, 1996. Approximately 1,130,000 options were exercised prior to the final revised expiration date at an adjusted price of $5.34 providing gross proceeds of $6,000,000 and net proceeds of $5,665,000.

Equity Private Placement and Series A Warrants

In July 1994, the Company completed a private placement of 300,000 equity units, each unit consisting of two shares of the Company's common stock and one warrant which was sold at $7.00 per unit. Each warrant (the "Series A Warrants") entitles a holder to purchase one share of the Company's common stock for $6.00. The Series A Warrants also contain an antidilution provision which affects the number of shares and the price of each warrant. The warrant agreement specifically provides that the antidilution provisions were not triggered by either the Pharmetics merger (Note 1) or the Guarantor's Warrants (Note 8 and below). The Series A Warrants are subject to redemption on the same terms as the Common Stock Purchase Warrants described above. In February 1995, 71,429 warrants were converted to common stock; the Company had provided one-time pricing of $4.50 per share to incent this exercise, which resulted in approximately $296,430 in net proceeds.

Guarantor's Warrants

In connection with the guarantee of the Company's $1.5 million bank loan (Note
8), the Company granted a total of 400,000 warrants (the "Guarantor's Warrants") to purchase its common stock at a price of $4.00 per share to a guarantor . The Guarantor's Warrants were granted in phases: 250,000 warrants were granted upon the guarantee of the first $750,000 loan amount and, thereafter, an additional 150,000 warrants were granted upon issuance of the aggregate $1.5 million note. The warrant agreement with the guarantor contains antidilution provisions which specifically exclude the Pharmetics merger (Note 1) and the equity private placement described above. During 1995, in connection with the guarantee of an additional $1.0 million in bank loans, the Company granted a total of 200,000 additional warrants to the original guarantor and another investor in the Company under similar terms as the original warrants.

Underwriter's Warrants

Underwriter's warrants to purchase a total of 80,000 units at an exercise price of $7.00 per unit, each unit consisting of one share of common stock and one purchase warrant with an exercise price of $9.45, were issued to the underwriter ("Underwriter") as part of the Company's IPO. The Underwriter's warrants contain an antidilution provision that has been triggered by various equity and debt financing transactions which have occurred since that date. The warrants underlying the Underwriter's warrants have also been adjusted based on similar antidilution provisions.

The Underwriter has also been granted warrants to purchase a total of 30,000 units (each unit consisting of two shares of common stock and one purchase warrant) at $7.00 per unit in connection with the Company's equity private placement. The 30,000 warrants underlying the Underwriter's equity private placement warrants are identical in terms to the Class A Warrants discussed above except that they are not subject to redemption.

Series B Preferred Stock Warrants (see "Private Equity Transactions" above)

In November 1994, the Company issued 250,000 Series B Preferred Stock Warrants in connection with the sale of $1.0 million in convertible debentures. The Series B Preferred Stock Warrants are identical in terms to the Series A Warrants described above, and are subject to redemption by the Company under the same terms and conditions as the Common Stock Purchase Warrants described above. As part of a single transaction in February 1995, the Company converted the debentures to preferred stock and sold an additional $500,000 of preferred stock with identical warrants; 125,000 Series B Preferred Stock Warrants were also issued.

A summary of the warrant terms, the Company's calculation of dilution adjusted prices and shares at December 31, 1996, and potential maximum gross proceeds to the Company are as follows:

                                                                                                      Series B
                                                                                                      Preferred
                                                 Series A      Guarantor's       Underwriter's          Stock
                                                 Warrants        Warrants           Warrants          Warrants         Total
                                                 --------        --------           --------          --------         -----

Original number of shares (a)                    228,571         600,000            250,000            375,000       1,453,571
Original price                                    $6.00           $4.00          $3.50 - $9.45          $6.00
Dilution adjusted shares                         268,341         692,780            345,260            428,501       1,734,882
Dilution adjusted price                           $5.20       $3.41 - $3.57      $3.01 - $6.25      $5.28 - $5.31
Maximum potential gross proceeds
  ($ millions) (b)                                 $1.4            $2.4               $1.6              $2.3            $7.7
Expiration date                                  4-30-97,        10-24-99           8-11-97,           2-28-98
                                                 7-18-97                            7-20-97
Redemption provision                               Yes              No                 No                Yes

     (a)  71,429 Series A Warrants exercised during 1995.

     (b) There is no assurance that the full amount of these proceeds will be received by the Company in the future.

Stock Option Plan

In January 1995, the Company's shareholders approved a stock plan (the "1994 Plan"), which superseded the pre-existing stock option plan (the "1992 Plan"). The 1994 Plan provides for the issuance of up to 1,500,000 shares of common stock of either or both nonqualified or incentive stock options. The option grants vest ratably over four years and may be exercised for a term of 10 years but not before six months following the date of grant. The option price for incentive stock options granted shall be at least 100% of the fair market value of the common stock at the date of grant. Nonqualified options may be issued at less than the fair market value at the discretion of the Committee. At December 31, 1996, 1,107,688 stock options granted to employees and directors were exercisable. The Company accounts for awards granted to employees and directors under APB Opinion No. 25, under which compensation cost has been recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in 1996 and 1995 been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                    1996              1995
                                                    ----              ----

       Net loss:          As Reported             (6,287,298)     (6,988,000)
                          Pro Forma               (6,800,163)     (7,746,636)

       Primary EPS:       As Reported                  (.99)           (1.76)
                          Pro Forma                   (1.07)           (1.96)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

The following table reflects activity under the plan for the two-year period ended December 31, 1996:

                                                1996                  1995
                                               ------                 -----
                                                      Weighted               Weighted
                                                      Average                Average
                                                      Exercise               Exercise
                                        Shares         Price    Shares        Price
                                        ------         -----    ------        -----

Outstanding at beginning of year        1,346,250    $   4.49   527,500    $   5.45
   Granted                                441,000        4.47   908,750        4.15
   Exercised                               (3,500)       7.50      --           --
   Forfeited                             (237,750)       6.64   (75,000)       6.76
   Canceled                               (30,250)       5.43   (15,000)       6.27
                                        ---------             ---------


Outstanding at end of year              1,515,750        4.12 1,346,250        4.49
                                        =========             =========
Exercisable at end of year              1,107,688        4.01   747,500        4.01
                                        =========             =========

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with an assumed expected life of 7 years, risk free interest rates of 6.36% in 1996 and 6.01% in 1995, volatility of 56% in 1996 and 49% in 1995 and dividend yield of 0% in both years. The weighted average fair values of options granted in 1995 at prices below market value and at market value are $5.46 and $4.60, respectively. The weighted average fair values of options granted in 1996 at prices at market value and above market value were $4.19 and $1.83, respectively.

In December 1995, the Board of Directors granted 700,000 stock options (600,000 at $3.50 and 100,000 at $1.00) to certain officers and directors of the Company. In the fourth quarter of 1995, the Company recorded compensation expense of $1,700,000 related to fully vested options for an amount representing the difference between the exercise price and fair market value of OnGard common stock on the date of the grant. The Company also recorded deferred compensation expense of $1,087,500 for options which vest ratably over two years, and related compensation will be charged to operations over that time.

During 1996 under the 1994 Plan, the Company granted 50,000 options to an outside consultant. All transactions with individuals other than those considered employees, as set forth within the scope of APB Opinion No. 25, must be accounted for under the provisions of SFAS No. 123. Under SFAS No. 123, the fair value of the options granted to the consultant at the date of grant was $91,500. These options were granted for a term of up to seven years at an exercise price equal to the market value at the date of grant. At December 31, 1996, 25,000 of the options outstanding with respect to the consultant were exercisable. Compensation expense recognized during fiscal 1996 related to these options was $45,750.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                      Options Outstanding                          Options Exercisable
                                      ----------------------------------------------------     -----------------------------
                                          Number             Weighted            Weighted         Number          Weighted
                                       Outstanding            Average             Average        Exercisable       Average
                                            at              Remaining            Exercise           at           Exercise
     Range of Exercise Prices            12/31/96        Contractual Life         Price          12/31/96          Price
     ------------------------            --------        ----------------         -----          --------          -----

     $ 1.00     to  $  1.50                100,000              5.98              $1.00             100,000          $1.00
       3.42     to     5.13              1,188,000              6.43               3.86             887,500           3.99
       5.14     to     7.72                227,750              6.21               6.81             120,188           6.70
                                        ----------                                                ---------
       1.00     to     7.72              1,515,750              6.37               4.12           1,107,688           4.01
                                         =========                                                =========

10.  TRANSACTIONS WITH MANAGEMENT:

In May 1992, the Company entered into an employment agreement with its President, which expired on December 31, 1995. In December 1995, the Board of Directors voted to extend this agreement for three years. The President's employment agreement provides that if he is terminated without cause, he will receive a one-time payment equal to five times the amount of his base salary in effect at that time. The Company also has employment agreements with its Vice Presidents of Sales and Technology. All of these agreements specify minimum base salary amount, certain fringe benefits and incentive compensation, including annual bonuses contingent on achievement of specific objectives established by the Board of Directors.

11.  CONTINGENCIES:

Mail-back Medical Waste Service

The Company provides a mail-back medical waste service to small quantity generators of medical waste. The Company uses the U.S. Postal Service for its mailings of medical waste. As such, the Company is subject to the U.S. Postal Service's existing and evolving regulations pertaining to the transportation of medical waste. Transportation, handling and storage of medical waste may also be subject to rules and regulations promulgated by various agencies such as the Occupational Safety and Health Administration, the Department of Transportation and various state and local municipalities. Changes in regulations could have a significant impact on the Company's ability to market and transport its medical waste products and waste disposal services.

Legal Proceedings

The Company does not have any pending legal proceedings other than ordinary, routine litigation incidental to its business. However, as a seller of medical infection control and waste handling systems, the Company could face product liability claims or other claims potentially based on accidental infections, loss of waste disposal and umbrella coverage packages in the mail or other unforeseen circumstances. The Company maintains product liability and umbrella insurance in an aggregate amount of $7,000,000, an amount it believes to be adequate. However, there can be no assurance that such coverage will be adequate to cover future product liability claims, if any, or that such product liability insurance coverage will continue to be available at reasonable prices.

12.  LIQUIDITY AND CAPITAL RESOURCES - SUBSEQUENT EVENTS:

The Company has an accumulated deficit of $24 million at December 31, 1996 and expects losses to continue for the foreseeable future. Additional expenditures for equipment and marketing will also be required in order to expand the market position of OnGard's sterilization supply and equipment product lines. The Company needs additional capital in order to support its operations until it generates sufficient cash flow from operations.

In April 1997, the Company obtained a $1.0 million bank loan facilitated by third-party guarantors, who are either investors in or option holders of the Company (the "Guarantors"). The loan matures twelve months from inception for the then outstanding principal balance. Outstanding principal bears interest at LIBOR plus 2%. The Company has provided its assets as collateral for the funding, but is permitted to sell certain assets without a commensurate reduction of the aggregate $1.0 million line. In connection with the guarantee, the Company has granted the Guarantors a total of 375,000 warrants to purchase its common stock at a price of $2.00 or the common stock price at the funding date, whichever is lower. The Company will amortize debt guarantee fees over the life of the loan, as interest expense, for the fair value of the warrants issued.

Also in April 1997, the Company received $1.5 million from the sale of convertible debentures (the "Debentures"). The Debentures are convertible into common stock of the Company in $50,000 denominations at any time after a 45-day restriction period at a price equal to the then fair market value of the common stock less 22-1/2%, or the common stock price at the funding date, whichever is lower. The Debentures bear interest at the rate of 6% per annum until conversion; such interest is payable quarterly in cash or common stock of the Company at the Company's option.

The Debentures mature five years from issuance, at which time any remaining amounts convert to common stock. The Company will grant warrants to the placement agent equal to 10% of the funds raised at the exercise price described above and pay placement fees of approximately 10% of the funds raised. The placement agent has committed to financing an additional $3.5 million until February 28, 1998, under the same terms discussed above but the additional financing is solely at the Company's option. However, in the event such commitment is unfulfilled by the Company, an additional 2% of such unfulfilled commitment will be paid in warrants on the terms described above. The Company will record the value of warrants to the guarantors, and the guaranteed discount from market price provided to the Debenture holders, as non-cash interest expense.

Although the Company has been successful to date in obtaining sources of financing sufficient to meet current trade obligations and other expenses and to enable it to pursue its business plans generally, and although the Company's management believes that the Company has, through its available cash and lines of credit, sufficient resources through at least December 31, 1997, there is no assurance it will be successful in this regard in the future. Furthermore, there can be no assurance that the Company will be successful in receiving additional proceeds from the exercise of the warrants outstanding, or that if successful, such funds will be adequate to fund the Company's operations until it is able to generate cash from operations sufficient to fund its operations without additional external sources of capital.

                                    PART III

Item 9. Executive Officers, Directors and Significant Employees

     OnGard's executive officers, directors and significant employees are as follows:

Name                         Age                 Title
----                         ---                 -----

Mark E. Weiss                44                  President, Treasurer, Director
                                                 and Chief Executive Officer

Philip B. Kart               46                  Vice President and Chief
                                                 Financial Officer

Eric L. Steiner, M.D.        43                  Director

Thomas F. Kearns Jr.         58                  Director

Domenick P. Treschitta       55                  Director

Paul Rizzo                   69                  Director

Clay C. Cannady              35                  Director of Sterility
                                                 Assurance Products

Lawrence H. Cabeceiras       40                  Vice President, Marketing

James Terracciano            40                  Vice President, Technology

     Mark E. Weiss is a co-founder of OnGard and has served as a director, President and Treasurer since OnGard's inception. Prior to OnGard's inception, from September 1987 to June 1989, Mr. Weiss was President and Chief Executive Officer of HealthCare United Management Corporation, a health insurance management organization, and President of HealthCare United, a federally-qualified health maintenance organization. HealthCare United was operating under the supervision of the Colorado Division of Insurance when Mr. Weiss joined the organization as part of a work-out team. As President of HealthCare United, Mr. Weiss worked with the Colorado Division of Insurance to place HealthCare United in an orderly receivership, ensuring that beneficiary coverage was maintained. Prior to that, Mr. Weiss was an independent consultant. Mr. Weiss has a bachelor's degree in mathematics, with a minor in chemistry, from the University of Colorado.

     Philip B. Kart joined the Company in March 1994 as Vice President and Chief Financial Officer. Prior to joining the Company, from 1989 to 1994, Mr. Kart was a principal in Big Stone Partners, a financial advisory firm which assisted growing and troubled businesses in operations restructuring and financial management. Prior to that, Mr. Kart held financial officer or management positions with Lasertrak Corporation, a venture capital backed aviation equipment company, Agrigenetics Corporation, a $100 million (sales) biotechnology company and Union Carbide Corporation. He was also with the public accounting firm of Price Waterhouse. Mr. Kart has a bachelor's degree from Wagner College, an M.B.A. from City University of New York and is a C.P.A.

     Eric L. Steiner, M.D., is a co-founder of OnGard and has served as a director since OnGard's inception. He is not an employee of OnGard. Since 1981, Dr. Steiner has been a board-certified anesthesiologist, specializing in
cardiovascular   anesthesia,   and  is  past  Chairman  of  the   Department
of Anesthesiology at Mercy Medical Center in Denver. Dr. Steiner is a 1978 graduate of Hahnemann Medical College and a 1974 graduate of the University of Pittsburgh.

     Anthony Esposito was appointed to the Board, effective March 1997, by the existing Directors pursuant to the Company's by-laws, to serve until the vote at the next annual shareholders meeting. Mr. Esposito has broad experience with manufacturing operations; he has been president of ECC Corporation, which manufactures industrial equipment, since 1976 as well as manages real estate interests.

     Thomas F. Kearns, Jr. has been appointed to the Board, effective December 24, 1995, to fill the vacancy created by the resignation of Derace L. Schaeffer, M.D., which resignation was effective as of the same date. Mr. Kearns was appointed in accordance with the right of the Series B Preferred stockholders to nominate and elect a director. Mr. Kearns was approved by the Company's shareholders at the Company's last annual sharholders' meeting during 1996. Mr. Kearns is a retired partner of the investment banking firm of Bear, Stearns & Co., Inc. He also serves as a director of Biomet, Inc., a manufacturer of orthopedic devices, and Pharma Kinetics Laboratories, Inc., a contract research organization, and as a trustee of the University of North Carolina. Mr. Kearns resigned his directorship on March 6,1997.

     Domenick P. Treschitta was nominated to fill the second vacancy created by the increase in the number of directors. He became a consultant to the Company in March, 1995 advising the Company in the area of commercialization for AutoPak(TM) and corporate finance and subsequently a director. Prior to becoming a consultant to the Company, he was Executive Vice President of Ballard Medical Products, Inc. Mr. Treschitta has a B.A. degree in Science from the University of Connecticut. Mr. Treschitta resigned his directorship on March 2, 1997.

     Paul J. Rizzo has been a partner in Franklin Street Partners, a member of the National Association of Securities Dealers, since 1994 and serves as a director of Johnson & Johnson, McGraw Hill, Ryder Systems and Morgan Stanley Group. Prior to becoming a director of the Company, he was Vice Chairman of IBM Corporation from 1993 to 1994. From 1987 to 1992 he served as Dean of the University of North Carolina Graduate School of Business. From 1958 to 1987 he was Vice Chairman of IBM Corporation. Mr. Rizzo has a Bachelor of Science degree in Business from the University of North Carolina. Mr. Rizzo resigned from the Board on March 6, 1997.

     Clay C. Cannady, Director of Sterile Assurance Products has been with OnGard Systems since May 1993. From May 1988 to April 1993, he held various positions in the Sales and Marketing Group of American National Can. Mr. Cannady has a bachelor of arts degree from the University of Missouri and a graduate degree from the University of North Carolina School of Business.

     Lawrence H. Cabeceiras joined the Company in January 1995 as Vice President, Sales and Marketing. Prior to joining the Company, he had been with AMSCO (American Sterilizer Company) from 1980 through 1994, most recently as Corporate Director of Marketing and Product Commercialization. He had previously been with Union Carbide, Linde Medical Gas Division from 1978 to 1980. Mr. Cabeceiras has a B.A. and an M.B.A. from Tulane University

     James Terracciano joined the Company in May 1996 as Vice President of Technology and General Manager. Prior to joining the Company, he had been with Lumex, Inc., a leading healthcare manufacturer from 1985 to 1996, as Director of Technical Affairs. He had previously been with Grumman Aerospace and Fairchild Republic from 1976 to 1985. Mr. Terracciano has a B.T. in Mechanical Engineering from SUNY Farmingdale.

        In connection with an initial public offering OnGard completed in September 1992, Royce has the right pursuant to an underwriting agreement to designate a member or a non-voting advisor to OnGard's Board of Directors until August 1997. Royce has not yet exercised its right nor expressed its intent with respect to designating such a person.

     In connection with its investment in the September 1995 Private Placement, Montgomery Asset Management has the right to nominate and elect one member of the Company's Board of Directors. See "Description of Capital Stock - Preferred Stock". Effective December 24, 1995, Dr.

Derace L. Schaeffer resigned from the Board. Montgomery's designee, Thomas F. Kearns, Jr., was appointed to fill the vacancy on the Board. Mr. Kearns resigned effective March 6, 1997.

     The following persons, each of whom was an officer or director of the Company, or beneficial owner of more than 10% of the Company's Common Stock, at any time during 1995, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 1995 or prior fiscal years: Lawrence H. Cabercieras, Kent W. Cherrey and Eric L. Steiner.

Item 10. Executive Compensation

     The following table sets forth all annual and long-term compensation paid by the Company to those officers whose total annual salary and bonus exceeded $100,000, for services rendered during the calendar years indicated below.

                                  SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------
                                           Annual Compensation              Long-Term
                                                                           Compensation
                                --------------------------------------------------------
  Name and Principal     Year      Salary         Bonus         Other         Stock
       Position                                                 Annual       Options
                                                             Compensation
----------------------------------------------------------------------------------------
Weiss, Mark              1996     $200,000       $75,000         (3)        175,000(1)
President
----------------------------------------------------------------------------------------
Weiss, Mark              1995     $150,941       $50,000         (3)        350,000(1)
President
----------------------------------------------------------------------------------------
Weiss, Mark              1994     $130,000       $25,000         (3)        135,000(4)
President
----------------------------------------------------------------------------------------
Weiss, Mark              1993     $126,000       $35,000         (3)         62,500(4)
President
----------------------------------------------------------------------------------------
Cabeceiras, Larry        1996     $120,000         -0-           (3)           -0-
Vice President
Marketing
----------------------------------------------------------------------------------------
Cabeceiras, Larry        1995     $110,909         -0-           -0-        60,000(2)
Vice President
Marketing
----------------------------------------------------------------------------------------
Kart, Phil               1996     $119,000         -0-           -0-        12,500(1)
Vice President
----------------------------------------------------------------------------------------
Kart, Phil               1995     $94,000        $26,000         -0-        25,000(1)
Vice President
----------------------------------------------------------------------------------------

     (1)  Exercisable at $3.50 per share and expire December 24, 2002.
     (2) 15,000 options vested and exercisable on January 30, 1995 and 45,000 vested equally in four annual installments exercisable at $6.50 per share. All expire January 30, 2002.
     (3)  Less than $50,000 or 10% of the total of annual salary and bonus.
     (4)  Exercisable at $5.00 per share and expire in December 2000-2001.

                                      INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------
                                      Percent of All
                                     Options Granted
                       Number of     to Employees in
                        Shares         Fiscal Year      Exercise       Expiration Date
                      Underlying                          Price
                        Options
----------------------------------------------------------------------------------------
   Weiss, Mark          175,000           41.1%           $3.50        September 2003
----------------------------------------------------------------------------------------
   Kart, Phil            12,500             3.0%          $3.50        September 2003
----------------------------------------------------------------------------------------

     The following table sets forth the number of shares of the Company's Common Stock covered by outstanding stock options held by each of the named executives at December 31, 1996, and the value at December 31, 1996, as determined by the spread between the option price and the price of the Company stock as reported by NASDAQ National Market (Small-Cap(SM)). Options granted to the named executives during the fiscal year are shown in the table immediately above and are reflected in the following table.


                                FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------
                Number of Unexercisable Options     Value of Unexercised In-the-Money
                      at Fiscal Year-End               Options at Fiscal Year-End
               -------------------------------------------------------------------------
    Name         Exercisable      Unexercisable      Exercisable       Unexcercisable
----------------------------------------------------------------------------------------
Weiss, Mark        547,500           175,000             -0-                -0-
----------------------------------------------------------------------------------------
Cabeceiras,          30,000           30,000             -0-                -0-
Larry
----------------------------------------------------------------------------------------
Kart, Phil           66,250           31,250             -0-                -0-
----------------------------------------------------------------------------------------


Compensation of Directors

     In September 1996, the Board of Directors granted 12,500 non-qualified stock options to Dr. Eric Steiner, and 25,000 each to Mr. Thomas Kearns and Mr. Paul Rizzo, pursuant to the Company's 1995 Stock Option Plan. The options are exercisable at $3.50 per share and expire in September 2003. The options are fully vested.

     In December 1995, the Board of Directors granted 50,000 and 25,000 non-qualified stock options, respectively to Mr.. Thomas Kearns and Dr. Eric Steiner, respectively, pursuant to the Company's 1995 Stock Option Plan. The stock options are exercisable at $3.50 per share and expire on December 24, 2002. These options are vested 50% immediately, with the remainder vested ratably over two years.

     In December 1994, the Board of Directors granted 100,000 and 50,000 non-qualified stock options, respectively, to Drs. Schaffer and Steiner for their services as directors of the Company pursuant to the Company's 1992 Stock Option Plan. The stock options are exercisable at $5.00 per share and expire on December 22, 2001. The stock options granted to Dr. Schaffer vest ratably over a four year period; the stock options granted to Dr. Steiner vested immediately.

Employment Agreements

     Mr. Weiss has an employment agreement with OnGard effective through December 31, 1995. The Board of Directors has agreed to extend the employment agreement through three additional years. The agreement is terminable by OnGard for cause, as defined therein, without further obligation. If OnGard terminates Mr. Weiss without cause, he will be entitled to a one-time payment equal to five times his annual base salary at the amount in effect at the date of the termination. Upon any termination, Mr. Weiss is subject to two-year covenants not to compete. Effective January 1, 1996 Mr. Weiss' annual base salary was increased to $200,000.

     Effective September 29, 1994, OST entered into an employment agreement with Theodore Shlisky in connection with the Pharmetics Merger. The employment agreement provided that Mr. Shlisky shall serve as executive vice president of OST for the three year term of the agreement and in such capacity he was to be responsible for all phases of OST's manufacturing and distribution in connection with its sterilization equipment business. Mr. Shlisky resigned from the Company effective December 18, 1995. Mr. Shlisky claims that the Company did not fulfill certain of its obligations under his employment agreement. The Company denies this allegation.

The Company intends to vigorously defend all its available remedies relating to this matter. Mr. Shlisky has not pursued this matter.

     There are no arrangements pursuant to which any director of OnGard receives cash compensation; however directors are provided stock options as described above.

     On December 22, 1994, pursuant to the Company's 1992 Stock Option Plan, the Board of Directors voted to grant the following stock options to the following people: Mark E. Weiss, options for 135,000 shares of Common Stock at $5.00 per share, vesting immediately; Eric L. Steiner, M.D., options for 50,000 shares of Common Stock at an exercise price of $5.00 per share, vesting immediately; Derace L. Schaffer, M.D., options for 100,000 shares of Common Stock at an exercise price of $5.00 per share, vesting ratably over a four year period beginning December 22, 1994; Philip B. Kart, options for 10,000 shares of Common Stock at $6.00 per share, vesting effective March 21, 1994, and options for 50,000 shares of Common Stock at $6.50 per share, vesting ratably over a four year period beginning March 21, 1994; Clay C. Cannady, options for 15,000 shares of Common Stock at $5-1/8 per share, vesting effective May 10, 1993, and options for 45,000 shares of Common Stock at $6.50 per share, vesting ratably over a four year period beginning May 10, 1993. All options expire seven years after the vesting date of the first options to vest under the particular grant. See "Management Discussion and Analysis of Financial Condition and Results of
Operations--Year Ended December 31, 1994 Compared to Year Ended December 31, 1993."

     On December 24, 1995, under similar grants, the Board of Directors voted to grant stock options to the following people at $3.50 per common share, vested 50% immediately and the remainder vested ratably over two years: Mark E. Weiss, 350,000 options; Eric L. Steiner, M.D. 25,000 options; Thomas F. Kearns, Jr., 50,000 options; Philip B. Kart was granted 25,000 options; Joseph Riccardo, a consultant to the company, 100,000 options; Paul J. Rizzo, a consultant to the company, 50,000 options. In addition, Domenick Treschitta, a consultant to the Company and subsequently, a member of the Board of Directors, was granted 100,000 options, all vested immediately, but at $1.00 per common share.

     In September 1996, the Board of Directors voted to approve options to the following individuals at the then current market price of $3.50: Mark E. Weiss, 175,000 options; Eric Steiner, M.D., 12,500 options; Thomas F. Kearns, Jr., 25,000 options; Paul Rizzo, 25,000 options; Joseph Riccardo, 50,000 options, Philip B. Kart, 12,500 options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of OnGard Common Stock as of December 31, 1996, by (i) each person who is known by OnGard to own beneficially 5% or more of OnGard Common Stock; (ii) each director and officer individually; and (iii) all directors and officers as a group. Except as otherwise indicated, each person has sole voting and investment power over the shares of OnGard Common Stock listed as beneficially owned by him.

Name of individual
or number in group                    Shares Beneficially
Outstanding(1)(6)                          owned                          Percentage of Shares Outstanding(1)
-----------------                     --------------------                -----------------------------------

Mark E. Weiss                            777,667(2)(3)                   11.7%(2)(3)
40 Commerce Drive
Hauppauge, NY  11788

Eric L. Steiner, M.D.                    217,185(3)(5)                    3.3%(3)(5)
40 Commerce Drive
Hauppauge, NY  11788

Montgomery Asset Management, L.P       1,148,000(6)(7)                   17.4%(6)(7)
600 Montgomery Street
San Francisco, CA  94111

Mellon Bank Corporation                  541,100(9)                       8.2%(9)
One Mellon Bank Center
Pittsburgh, PA  15258

Dreyfus Corporation                      541,100(9)                       8.2%(9)
and Dreyfus Growth Capital
New York, NY

Quota Fund                               360,000(6)                       5.4%(6)
600 Montgomery Street
San Francisco, CA  94111

Hausmann Funding                         456,000(6)                       6.9%(6)
600 Montgomery Street
San Francisco, CA  94111

Lawrence H. Cabeceiras                    26,250(4)                        .4%(4)
40 Commerce Drive
Hauppauge, NY  11788

Clay C. Cannady                           53,750(4)                        .8%(4)
40 Commerce Drive
Hauppauge, NY  11788

Phil Kart                                 53,750(4)                        .8%(4)
40 Commerce Drive
Hauppauge, NY  11788

Thomas F. Kearns                          87,500(4)(6)                    1.3%(4)(6)
40 Commerce Drive
Hauppauge, NY  11788

Paul Rizzo                                57,500(6)(10)                    .9%(6)(10)
40 Commerce Drive
Hauppauge, NY  11788

Domenick Treschitta                      139,000(6)(8)(10)                2.1%(6)(8)(10)
40 Commerce Drive
Hauppauge, NY  11788

All directors and officers             1,416,352(4)                      21.4%(4)
as a group (9 persons)

(1) Includes outstanding OnGard Common Stock. Excludes preferred shares, options and warrants, which can be converted or exercised into Common Stock. See "Certain Transactions."

(2) Includes 113,667 shares owned of record by Blue River Irrevocable Trust (see Footnote 5) and assumes exercise of options to buy 460,000 shares granted to Mr. Weiss which are currently exercisable, 62,500 of which expire in May 2003 and the remainder of which expire in December, 2002. See "Management--Executive Compensation."

(3) The beneficial ownership of 113,667 shares (held by Blue River Trust) may be attributable to both Mr. Weiss and Dr. Steiner and is included in each of the totals of shares beneficially owned by them. See Footnotes 2 and 5.

(4) Assumes exercise of currently exercisable options to buy shares of OnGard Common Stock granted as follows: (i) Mr. Weiss, 460,000 shares; (ii) Dr. Steiner, 68,750 shares; (iii) Mr. Cannady, 53,750 shares; (iv) Mr. Kart, 53,750 shares; (v) Mr. Cabeceiras, 26,250 shares and Mr. Kearns, 37,500 shares. See "Management--Executive Compensation," "-- Compensation of Directors," and "--Employment Agreements."

(5) Includes 113,667 shares owned of record by Blue River Irrevocable Trust. Mr. Weiss serves as trustee of this trust for the benefit of Dr. Steiner and his family. Under the terms of the trust, Mr. Weiss has the power to vote and direct the disposition of these shares and may be considered the beneficial owner thereof. Includes 10,000 shares owned of record by C.A.C. 401(k) Profit Sharing Plan for the benefit of Dr. Eric L. Steiner, 10,268 shares acquired in payment of indebtedness owed to Dr. Steiner, and 14,500 shares acquired in the September 1995 Private Placement. Also assumes exercise of options to buy 50,000 shares granted to Dr. Steiner which are currently exercisable and which expire in December, 2001, and 18,750 which are exercisable and which expire December 2002.

(6) This beneficial owner purchased the Company's common shares during the September 1995 Private Placement.

(7) Includes shares held by Quota Fund and Hausmann Funding, for which Montgomery Asset Management maintains voting and dispositive power.

(8) Includes 10,000 shares purchased by Barbara Treschitta, Mr. Treschitta's wife, in the September 1995 Private Placement.

(9) Mellon Bank has acquired shares in the public market as beneficial owner for the Dryfus Corporation and the Dryfus Growth Capital for which it has voting and depositive power.

Item 12. Certain Relationships and Related Transactions.

                              CERTAIN TRANSACTIONS

     In June 1989, LEP Holdings, Inc., a company that desired to invest in OnGard, loaned Mr. Weiss and Dr. Steiner a total of $125,000 which was in turn loaned to OnGard. The notes evidencing those loans provided for interest payable at 1% above prime with a maturity on June 28, 1993. The notes were unsecured and subordinate to the other debts and obligations of OnGard. The notes were pledged by Mr. Weiss and Dr. Steiner to LEP as security for their notes payable to LEP in the amount of $125,000. These notes, from OnGard to Dr. Steiner and Mr. Weiss, and from them to LEP, were repaid as part of the agreement with LEP described below.

     During June 1989, LEP acquired 429,000 shares of OnGard's common stock for $100,000. In connection with this transaction, LEP agreed to provide an irrevocable letter of credit of up to $3 million to secure bank financing for OnGard's start-up operations. OnGard ultimately borrowed a total of $2,972,985, including accrued interest, under a bank promissory note agreement due December 15, 1991. The bank notified OnGard that it was calling the loan due and payable on December 17, 1991 and it proceeded against the LEP letter of credit for repayment of the loan. The payment of the bank promissory note through the LEP letter of credit constituted an additional capital contribution to OnGard by LEP.

     On May 12, 1992, OnGard and LEP entered into an agreement whereby OnGard repurchased one-half of the shares of OnGard's common stock owned by LEP for approximately $140,000 and purchased a $25,000 principal amount promissory note of a third party for $10,000. Effective with the execution of this agreement, LEP provided a general release to OnGard for any and all claims against OnGard and its principal stockholders for all transactions which transpired through the date of the release. In addition, Mr. Weiss and Dr. Steiner repaid loans from LEP totaling $125,000 plus accrued interest of $25,000. The Agreement provided that LEP would be represented on OnGard's Board of Directors for a period of three years. LEP did not nominate a representative to OnGard's Board of Directors for 1993. Each of the foregoing transactions with LEP were on terms more favorable than with an entity which would not desire to invest in OnGard. However, OnGard does not believe that LEP has been, or is presently, an affiliate of OnGard. In December 1994, LEP sold all of its OnGard Common Stock to various individuals and entities in accordance with Rule 144(k) under the Securities Act of 1933, as amended. See "Risk Factors--Potential Future Sales Pursuant to Rule 144." The Company was not a party to this transaction.

     In connection with OnGard's May 1992 restructuring, discussed in the preceding paragraph, Mr. Weiss purchased 68,295 shares of Common Stock for $47,806, Mr. Bauer purchased 42,165 shares of Common Stock for $29,515 and Dr. Steiner contributed 154,457 of his beneficially-owned shares of Common Stock to OnGard. Mr. Weiss and Mr. Bauer received bonuses of $47,806 and $29,515, respectively, on May 7, 1992, and OnGard paid an additional bonus of $52,000 in December of 1992 to cover the taxes on these bonuses. These purchases and contributions were accomplished to reflect these shareholders' interests and investments in OnGard as of that date.

     As of May 7, 1992, OnGard effected a 1.7875-for-1 Common Stock split, effected as a stock dividend of .7875 share of Common Stock for each share by holders of record on May 7, 1992.

     In September 1992, OnGard completed an initial public offering of its common stock whereby 920,000 Units, consisting of one share of Common Stock and one Warrant, were sold at $5.00 per Unit resulting in net proceeds to OnGard of approximately $3,718,000. Each Warrant entitles the holder to purchase one share of Common Stock at an adjusted exercise price of $5.34 per share and was exercisable through August 11, 1995, until the Company extended the expiration date through April 30, 1996. An anti-dilution provision contained in these warrants expired on August 11, 1995. The Warrants are subject to redemption by OnGard, subject to certain conditions, upon 30 days written notice. At the expiration date, warrants had been issued, resulting in net proceeds to the Company of $5,700,000.

     Pursuant to the terms of the underwriting agreement relating to the initial public offering, OnGard has entered into a five-year agreement providing for the payment of a fee to Royce in the event Royce is responsible for a merger or acquisition transaction to which OnGard is a party. OnGard will pay Royce an amount equal to the following percentages of the consideration paid by or to OnGard; 5% of the first $1,000,000 or portion thereof; 4% of the second $1,000,000 or portion thereof; and 3% of the excess. The fee payable to Royce will be in the same form of consideration as that paid by OnGard or to OnGard, as the case may be. In connection with the Merger, Royce is receiving a fee of approximately 16,000 shares of OnGard Common Stock.

     Effective October 1, 1994, Pharmetics was merged into the Company's wholly-owned subsidiary, OGPI, now OST. See ""Business -- Acquisition of Pharmetics."

     On June 28, 1995, the Company issued 10,268 shares of Common Stock to Dr. Eric L. Steiner, a director of the Company, in repayment of a loan from Dr. Steiner to the Company. For purposes of the repayment, the shares were valued at $4.375 per share.

     In September, 1995, the Company completed a private placement of 2,204,021 shares of the Company's Common Stock at a price of $3.50 per share and received an aggregate of $7,714,075 in gross proceeds. Pursuant to such private placement, a group of investors under the control of Montgomery Asset Management, L.P. acquired 1,148,000 shares of 21.4 percent of the shares outstanding of the Company. At the same time, the same group of investors purchased 100 shares of the Company's Series B Redeemable Preferred Limited Voting Stock for an aggregate of $10. The Series B Preferred Stockholders, provided they own in the aggregate at least five percent of the Company's Common Stock, can nominate and elect one member of the Company's Board of Directors. The Series B Preferred Stock is not entitled to any dividends unless so declared by the Company's Board of Directors. If at any time the holders of the Series B Preferred Stock in the aggregate own less than five percent of the Company's Common Stock, the Company may, upon ten days' notice, redeem the Series B Preferred Stock at a price of $.10 per share. There is no liquidation preference for the Series B shares unless the Board elects to redeem these shares prior to liquidation.

     Also in connection with the private placement discussed above, Dr. Eric L. Steiner, a director of the Company, purchased 14,500 shares of the Company's Common Stock, Thomas F. Kearns, Jr., a director of the Company, purchased 50,000 shares of the Company's Common Stock and Domenick Treschitta, a nominee to the Board of Directors and his wife, Barbara Treschitta, purchased an aggregate of 39,000 shares of the Company's Common Stock.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits
     The following exhibits are filed as part of this Report:

                                  EXHIBIT INDEX

        Exhibit
        Number             Description

          3.1       Certificate of Incorporation, as amended (i)
          3.2       Bylaws of OnGard, as amended (i)
          4.1       Certificate of Incorporation, as amended (i)

          4.2       ByLaws of OnGard, as amended (i)
          4.3       Form of Warrant Agreement (i)
          4.4       Specimen Warrant Agreement (i)
          4.5       Form of Underwriter's Warrant Agreement (i)
          4.6       Specimen Common Stock Certificate (i)
          10.1      1992 Stock Option Plan (i)
          10.2      Employment Agreement of Mark E. Weiss (i)
          10.3      Employment Agreement of Thomas J. Bauer (i)
          10.4      Agreement between OnGard and National Medical Waste (i)
          10.5      Employment Agreement of Donald M. Marotta (ii)
          10.5.1    Consulting Agreement of Donald M. Marotta (vi)
          10.6      Letter  of  Intent  to   Acquire   all  of  the  Issued  and
                    Outstanding  Common Stock and Preferred Stock of Pharmetics,
                    Incorporated (iii)
          10.7      Agreement  Between OnGard and American Can (iv);  omitted in
                    connection  with  a  request  for   confidential   treatment
                    pursuant to Rule 406 of Regulation C
          10.8      Merger   Agreement  Among  OnGard,   OGPI,   Pharmetics  and
                    Shlisky(v)
          10.8.1    Amendment to Merger Agreement (v)
          10.8.2    Amendment No. 2 to Merger Agreement (vii)
          10.8.3    Amendment No. 3 to Merger Agreement (vii)
          10.9      Employment Agreement of Theodore M. Shlisky (v)
          10.10     Agreement Between OnGard and LEP Holdings, Inc. (vii)
          10.11     Guaranty of Guarantor and OnGard Note to Bank (vii)
          10.12     Joint Marketing and  Distribution  Agreement  between OnGard and Devon Industries, Inc. (viii)
          10.13     Mailback  Agreement  between  OnGard and Option  Care,  Inc.
                    (viii)
          10.14     Agreement between OGPI and ECC Corp. (viii)
          10.14.1   Agreement between OnGard, OGPI and ECC Corp. (vii)
          10.14.2   Agreement between OnGard, OGPI and ECC Corp. (viii)
          10.15     Agreement between OnGard and Baxter  HealthCare  (Omitted in
                    connection  with  a  request  for   confidential   treatment
                    pursuant to rule 406 of Regulation C)
          22        List of Subsidiaries of OnGard (iii)
          25        Powers of Attorney (I)
          99        Deferred  Payment  Arrangements  for Payment of Unemployment
                    Insurance by Pharmetics Incorporated (viii)

----------

(i)    Previously  filed  with   Registration   Statement  No.   33-48372,   and
       incorporated herein by reference

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 1997                      ONGARD SYSTEMS, INC.

                                            BY:/s/Mark E. Weiss
                                               ---------------------------------
                                               Mark E. Weiss, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                Date


/s/Mark E. Weiss                President and Director           April 14, 1997
----------------------          (Principal Executive Officer)
Mark E. Weiss

                             *
/s/Eric L. Steiner              Director                         April 14, 1997
----------------------
Eric L. Steiner

/s/Anthony Esposito             Director                         April 14, 1997
----------------------
Anthony Esposito

/s/Philip B. Kart               Principal Financial Officer      April 14, 1997
----------------------
Philip B. Kart


*  Pursuant to power of attorney