Form 10QSB
period 1997-03-31
ONGARD SYSTEMS INC
filed 1997-05-15
CIK 888428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

                                Yes__X__ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: 6,613,722

Transitional Small Business Disclosure Format:

                                Yes_____ No__X__

PART I.   ITEM 1.  FINANCIAL STATEMENTS




                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                          March 31   December 31
                                                            1997        1996
ASSETS                                                  (Unaudited)   (Audited)
------                                                  -----------  -----------


CURRENT ASSETS:
     Cash and cash equivalents                         $   50,539     $  885,552
     Restricted cash                                       50,000         50,000
     Trade accounts receivable, net of
         allowance of $40,000, respectively               797,949        744,856
     Inventory, net                                     2,326,453      2,102,380
     Prepaid expenses and other                           278,751        203,712
                                                       ----------     ----------

              Total current assets                      3,503,692      3,986,500
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, net                             1,752,538      1,836,056
                                                       ----------     ----------
EQUIPMENT UNDER OPERATING LEASES, net                     233,333        237,594
                                                       ----------     ----------
OTHER ASSETS:
     Excess cost over net tangible assets
      acquired, net                                     2,236,833      2,268,788
     Intangible and other assets, net                     307,593        303,359
     Deposits                                              92,048         95,241
                                                       ----------     ----------


              Total other assets                        2,636,474      2,667,388
                                                       ----------     ----------


TOTAL ASSETS                                           $8,126,037     $8,727,538
                                                       ==========     ==========







    The accompanying notes are an integral part of these financial statement

                              ONGARD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                            March 31      December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          1997            1996
------------------------------------                                                          ----            ----
                                                                                           (Unaudited)      (Audited)
 CURRENT LIABILITIES:
     Trade accounts payable                                                             $    963,772    $    541,604
     Accrued liabilities                                                                   1,298,341       1,242,257
     Capital leases payable                                                                  186,992         186,741
     Customer deposits                                                                       251,113         221,359
     Current portion of notes payable                                                        101,139          98,847
                                                                                        ------------    ------------
         Total current  liabilities                                                        2,801,357       2,290,808
                                                                                        ------------    ------------
     CAPITAL LEASES PAYABLE, NET OF CURRENT PORTION                                          152,643         198,051
     NONCURRENT TRADE ACCOUNTS PAYABLE                                                        83,498         109,520

         Total liabilities                                                              $  3,037,498    $  2,598,379
                                                                                        ------------    ------------

STOCKHOLDERS' EQUITY:
     Convertible  Series A Preferred  stock;  $.001 par value,  3,000,000 shares authorized, 253,292 issued and outstanding at March 31, 1997 and December
       31, 1996, aggregate liquidation preference of $ 1,013,168                        $    778,167    $    778,167
     Series B Redeemable Preferred Stock, no par value;
       100 shares issued and outstanding at March 31, 1997
       and December 31, 1996                                                                      10              10
     Common stock; $.001 par value,
       25,000,000 shares authorized, 6,613,722
       shares issued and outstanding at March 31, 1997
       and  December  31, 1996                                                                 6,614           6,614
     Additional paid-in capital                                                           30,212,161      30,212,161
     Deferred compensation                                                                  (442,125)       (589,500)
     Accumulated deficit                                                                 (25,466,288)    (24,278,293)
                                                                                        ------------    ------------
         Total stockholders' equity                                                     $  5,088,539    $  6,129,159
                                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                  $  8,126,037    $  8,727,538
                                                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended
                                                              March 31
                                                      -----------------------
                                                      1997               1996
                                                      ----               ----

                                                   (Unaudited)       (Unaudited)

REVENUES                                          $ 1,288,324       $   727,750

COST OF SALES                                       1,307,750           887,289
                                                  -----------       -----------
     Operating margin (deficit)                       (19,246)         (159,539)
                                                  -----------       -----------

COSTS AND EXPENSES:
     Sales & marketing                                495,404           425,756
     General and administrative                       376,125           734,166
     Research and development                          26,067            68,396
     Deferred compensation                            147,375           145,314
     Depreciation and amortization                    109,428            73,946
                                                  -----------       -----------
              Total expenses                        1,154,399         1,447,578
                                                  -----------       -----------
LOSS FROM OPERATIONS                               (1,173,645)       (1,607,117)

INTEREST INCOME                                         6,148            41,628

OTHER INCOME                                              351             1,292

INTEREST EXPENSE                                      (18,777)         (186,448)

OTHER EXPENSES                                         (2,072)          (10,794)
                                                  -----------       -----------

NET LOSS                                          $(1,187,995)      $(1,761,439)
                                                  ===========       ===========


NET LOSS PER SHARE                                $      (.18)      $      (.32)
                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                          6,613,722         5,515,190
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              Three  Months Ended
                                                                                    March 31
                                                                             ---------------------
                                                                             1997            1996
                                                                             ----            ----
                                                                         (Unaudited)      (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                                           $(1,187,995)     $(1,761,439)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization and non-cash interest                174,484          260,268
         Compensation expense related to stock options                      147,375          145,312
         Allowance for doubtful accounts                                       --             (5,118)
     Changes in assets and liabilities:
         (Increase)  in restricted cash                                        --             (1,770)
         (Increase)  in accounts receivable                                 (53,093)         (11,649)
         (Increase) in inventory                                           (224,073)        (441,624)
         (Increase ) in prepaid expenses                                    (75,039)        (177,985)
         Decrease (increase) in deposits                                      3,193          (60,746)
         Increase (decrease) in customer deposits                            29,754          (11,237)
         Increase (decrease) in accounts payable
           and accrued liabilities                                           467,62          (32,882)
                                                                        -----------      -----------
     Net cash used in operating  activities                                (717,768)      (2,098,870)
                                                                        -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (16,441)        (139,265)
     Increase in patent, patents pending and trademark                      (10,240)         (17,568)
                                                                        -----------      -----------
                Net cash used in investing activities                   $   (26,681)     $  (156,833)
                                                                        -----------      -----------




   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                        Three Months Ended
                                                                                                              March 31
                                                                                                   -----------------------------
                                                                                                   1997                     1996
                                                                                                   ----                     ----
                                                                                               (Unaudited)               (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:


     Repayment of notes payable Bank                                                           $      --                $  (141,948)
     Payment of capital lease obligations                                                          (54,558)                 (41,072)
     Payment of leasehold improvements financed by owner                                           (36,006)                    --
     Net proceeds from issuance of common stock                                                       --                  4,548,802
                                                                                               -----------              -----------

     Net cash provided by (used in) financing activities                                           (90,564)               4,365,782
                                                                                               -----------              -----------

NET INCREASE (DECREASE) IN CASH                                                                   (835,013)               2,110,079

CASH and cash equivalents, beginning of year                                                       885,552                3,693,303
                                                                                               -----------              -----------
CASH and cash equivalents, end of the period                                                   $    50,539              $ 5,803,382
                                                                                               -----------              -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid for interest                                                                         $    17,555              $    30,583
                                                                                               ===========              ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
     FINANCING AND INVESTING ACTIVITIES:

         Stock Subscription Receivable                                                                --                $   513,719

         Leasehold improvements financed by owner                                              $    22,902              $   350,000

         Acquisition of equipment through capital leases                                       $     9,401              $   431,112

         Reclassification of finished goods inventory to
           equipment, currently under lease                                                    $      --                $   116,584



                              ONGARD SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of the Company and its wholly-owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended March 31, 1997 and 1996. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the three months ended March 31, 1997 may not necessarily be indicative of the full year results.

2.   CONVERTIBLE DEBENTURE TRANSACTION

     In April 1997, the Company completed the documentation for $1.5 million (gross proceeds) from the sale of convertible debentures (the "Debentures"), and anticipates the funding will occur in May 1997. The Debentures are convertible into common stock of the Company in $50,000 denominations at any time after a 45-day restriction period at a price equal to the then fair market value of the common stock less 22-1/2%, or the common stock price at the funding date, whichever is lower. The Debentures bear interest at the rate of 6% per annum until conversion; such interest is payable quarterly in cash or common stock of the Company, at the Company's option.

     The Debentures mature five years from issuance, at which time any remaining amounts convert to common stock. The Company granted warrants to the placement agrent equal to 10% of the funds raised at the exercise price described above and paid placement fees of approximately 10% of the funds raised. The Company will record the value of the guaranteed discount from market price provided to the Debenture holders as non-cash interest expense over the period from issuance to the earlist conversion date.

3.   INVENTORY

     Inventory consists of the following:

                                     March 31, 1997          December 31, 1996
                                     --------------          -----------------

         Raw materials                 $1,424,260                $1,356,476
         Work in process                  697,936                   629,280
         Finished goods                   164,257                   116,624
                                      -----------                ----------
                                      $ 2,326,453                $2,102,380
                                      ===========                ==========

4.   PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

     Property and equipment, at cost, consist of the following:

                                         March 31, 1997       December 31, 1996
                                         --------------       -----------------

         Furniture and fixtures          $    87,545               $  86,080
         Leasehold improvements              812,475                 784,140
         Machinery and equipment           2,098,343               2,079,400
                                           ---------               ---------
                                           2,998,363               2,949,620

         Less accumulated depreciation    (1,245,825)             (1,113,564)
          and amortization                ----------              ----------

                                          $1,752,538              $1,836,056
                                          ==========              ==========


     Intangible and other assets, at cost, consist of the:

                                        March 31, 1997        December 31, 1996
                                        --------------        -----------------

         Patents and trademarks           $  348,393                $338,150
         Other intangible assets              20,000                  20,000
                                          ----------                --------

                                             368,393                 358,150

         Less accumulated amortization       (60,800)                (54,791)
                                          ----------                --------
                                          $  307,593                $303,359
                                          ==========                ========

5.   DEBT GUARANTEE FEE

     Debt guarantee fees reflected the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guarantee. The amount was amortized over the term of the note, the period from October 1995 through maturity in April 1996, as a non-cash charge against earnings which was included in interest expense (Note 6). The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April 1996.

     The Company will also record similar charges for the value of the 375,000 warrants granted to the guarantors in conjunction with a new credit facility committed in April 1997 with funding anticipated in May 1997. (Note 6).

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

     In April 1997 the Company obtained a commitment for a new credit facility with a bank, which was facilitated by the same two guarantors of the previous bank borrowing. The credit line of $1.0 million bears intrest at the LIBOR rate plus 2%, and matures twelve months from inception. The Company secured the credit facility with all of its tangible and intangible assets. In exchange for their guarantees the Company granted the guarantors 375,000 warrants to purchase OnGard common stock at a price of $2 per share or the price per share at the closing date, whichever is lower. The Company expects the documentation will be completed and funding available in May 1997.

     The Company will record the fair value of the warrants granted as a non-cash fee, included as interest expense, and amortized over the life of the loan.


7.   WARRANTS

     The Company has issued warrants in connection with the securities transactions which have financed its operations since its initial public offering, other than its September 1995 private placement described in Note
     2. Warrants included with the Company's initial public offering expired on April 30, 1996 and generated $6.0 million in gross proceeds from their exercise.

     Warrant prices and expiration periods of remaining warrants vary but key terms, shown below, are included in each transaction. The Company has excluded the dilution impact of both the convertible debenture and related warrants, and guarantors 1997 warrants (both will be completed during May
     1997) until the actual exercise price, which is subject to certain events, can be determined (Note 2 and Note 6). A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at March 31, 1997 and potential maximum gross proceeds to the Company are as follows:


                                                   Class A                Guarantor's       Underwriter's    Class B
                                                   Warrants                Warrants         Warrants         Warrants     Total
                                                   --------                --------         --------         --------     -----
    Number of shares                               228,571 (b)             600,000          250,000          375,000      1,453,571
    Original price                                 $6.00                   $4.00            $3.50-$9.45      $6.00           --
    Dilution adjusted shares                       268,341                 692,780          345,260          428,531      1,734,912
    Dilution adjusted price                        $5.20                   $3.41- $3.57     $3.01-$6.25      $5.23-$5.31     --
    Maximum potential gross                        $1.4                    $2.4             $1.6             $2.3         $7.7
     proceeds ($  millions)(a)
    Expiration date                                4-20-97,                10-24-99,        08-11-97,        2-28-98
                                                   7-18-97                 5-31-00          07-20-97
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

                                                            Three Months
                                                            Ended March 31
                                                            --------------
                                                         1997            1996
                                                         ----            ----

Revenues                                                100.0%          100.0%

Cost of sales                                           101.5           121.9
                                                        -----           -----
Operating Margin  (deficit)                              (1.5)          (21.9)
                                                        -----           -----

Operating Expenses:
  General and administrative                             29.2           100.8
  Sales and marketing                                    38.5            58.5
  Depreciation and amortization                           8.5            10.2
  Deferred compensation                                  11.4            20.0
  Research and development                                2.0            9 .4
                                                        -----           -----
Total                                                    89.6           198.9
                                                        -----           -----

Loss from operations                                    (91.1)         (220.8)
Interest and other expenses                              (1.7)          (27.3)
Interest and other income                                  .5             5.9
                                                        -----           -----
Net loss                                                (92.3)%        (242.2)%
                                                        -----           -----

Three months ended March 31, 1997 compared to three months ended March 31, 1996

     Revenues for the three months ended March 31, 1997 increased 77% or $560,000 from $728,000 to $1,288,000 in the same period in 1996. Excluding revenues of $21,000 in 1996 from a divested product line, revenues increased 82%. The increase is primarily attributable to the Company's equipment business line which doubled from the prior year.

     Operating margin improved to a deficit of $19,000 (a deficit of 2% of revenues) for the three months ended March 31, 1997 compared to a deficit of $160,000 (22% of revenues) for the same period in 1996. The improvement in margin resulted in part from a increase in revenues of $560,000 described above, offset partially by an increase in the level of overhead costs associated with engineering and quality control which were required to upgrade the performance and quality of the equipment product line. Revenues, which were insufficient to offset fixed factory overhead, resulted in a slight operating margin deficiency.

     General and administrative expenses decreased $358,000, or 49% from $734,000 to $376,000 for the respective three month periods ended March 31, 1997 and 1996. The decrease is the result of cost containment measures in a broad category of expenses including, legal, professional fees, travel and office supplies, as well as expenditures incurred for relocation in the quarter ended March 1996 which were not recurring.

     Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $2,000 from $145,000 to $147,000 in the respective quarters ended March 31, 1997, and 1996

     Sales and marketing expenses increased $69,000 to $495,000 in the three months ended March 31, 1997 versus $426,000 in the comparable period in 1995, or 16% . The Company has increased its direct selling efforts, including manpower and collateral materials, in its equipment product line.

     Research and development expenses decreased $42,000 to $26,000 from $68,000, a 62% decrease, for the first quarter ended March 31, 1997 to the comparable quarter in 1996. The decrease relates to the completion of Autopak(R) development, and of the Company's compact sterilizer product line.

     Interest expense decreased from $186,000 to $19,000 for the comparable quarters ended March 31, 1997 and 1996, a decrease of 167,000 or 90%. This results from the payment in full of the Company's bank line, on April 15, 1996 offset by increases for interest related to assets financed by capital leases.

Liquidity and Capital Resources

     The Company's working capital at March 31, 1997 decreased to $702,000 from $1,696,000 at December 31, 1996. Cash and cash equivalents were $51,000 at March 31, 1997 versus $886,000 at December 31, 1996. Accounts receivable increased $53,000 to $798,000 at March 31, 1997, from $745,000 at December 31, 1996.
Inventory increased, net, $224,000 to $2,326,000 at March 31, 1997 from $2,102,000 at December 31, 1996.

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

     Most recently, in April 1997, the Company obtained a commitment for a $1.0 bank line of credit facilitated by the guarantors who had facilitated the Company's previous bank line. The line bears interest at the LIBOR rate plus 2% and matures twelve months from inception. The Company provided the guarantors with warrants to purchase 375,000 shares of common stock at a price of $2 or the price at the closing date, whichever is lower. The Company expects the closing date and funds to become available in May 1997. The Company also obtained a commitment for the sale of $1.5 million in convertible debentures. The
Debentures  are  convertible  into common stock at a price equal to the lower of
(i) the fair market value at the closing date less 22 1/2 percent or (ii) the price at the funding date. The debentures are convertible after a 45 day restriction period. Interest on the debentures of 6% per annum is payable in cash or common stock at the Company's option. The Company anticipates funding during May 1997.

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

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.

          One on May 6, 1997, Item 5 - Other Events, reflecting the resignation of certain directorss of OnGard's Board.

                                    SIGNATURE


In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ON-GARD SYSTEMS, INC.

Dated:  May 14, 1997                              PHIL B. KART
                                  ----------------------------------------------
                                                  Phil B. Kart
                                  Vice President and Principal Financial Officer