Form 10QSB
period 1997-06-30
ONGARD SYSTEMS INC
filed 1997-08-18
CIK 888428

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                          or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

Commission File Number:  0-20432.

                                 ONGARD SYSTEMS, INC.
                ---------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

    Delaware                                 84-1149380
--------------------------------       -------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


40 Commerce Drive, Hauppauge, NY                11788
--------------------------------       -------------------------
(Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (516) 231-8989
                                                   ----------------
             2323 Delgany Street, Denver, Colorado    80216
     ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X    No
                                         -----      -----
   State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: 6,613,722

Transitional Small Business Disclosure Format:

                                  Yes            No   X
                                       -----        -----

PART I.   ITEM 1.  FINANCIAL STATEMENTS




                                 ONGARD SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                     June 30,     December 31,
                                                      1997            1996
ASSETS                                              (Unaudited)   (Audited)
                                                   ------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                         $  287,005  $  885,552
  Restricted cash                                       50,000      50,000
  Trade accounts receivable, net of
   allowance of $40,000, respectively                1,045,069     744,856
  Receivables, other                                   103,903         ---
  Inventory, net                                     2,909,737   2,102,380
  Prepaid expenses and other                           194,955     203,712
                                                   ----------- -----------

    Total current assets                             4,590,669   3,986,500
                                                   ----------- -----------

PROPERTY AND EQUIPMENT, net                          1,552,772   1,836,056
                                                   ----------- -----------
EQUIPMENT UNDER OPERATING LEASES, net                      ---     237,594
                                                   ----------- -----------
OTHER ASSETS:
  Excess cost over net tangible assets acquired, net 2,204,877   2,268,788
  Intangible and other assets, net                     188,697     303,359
  Debt guarantee fee and issuance costs, net           202,908         ---
  Deposits                                              91,751      95,241
                                                   ----------- -----------
    Total other assets                               2,688,233   2,667,388
                                                   ----------- -----------

TOTAL ASSETS                                        $8,831,674  $8,727,538
                                                   ----------- -----------
                                                   ----------- -----------



   The accompanying notes are an integral part of these financial statement

                                 ONGARD SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS



                                                      June 30       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1996
                                                  ------------      -----------
                                                    (Unaudited)      (Audited)
CURRENT LIABILITIES:
  Noted payable to bank                           $  1,000,000            ---
  Trade accounts payable                             1,110,781   $    541,604
  Accrued liabilities                                1,319,176      1,242,257
  Capital leases payable                               184,690        186,741
  Customer deposits                                    301,024        221,359
  Current portion of notes payable                      95,222         98,847
  Noted payable, related parties                        85,000            ---
                                                  ------------   ------------
     Total current  liabilities                      4,095,893      2,290,808
                                                  ------------   ------------
  CAPITAL LEASES PAYABLE, NET OF CURRENT PORTION       126,295        198,051
  NONCURRENT PORTION OF NOTE PAYABLE                    65,017        109,520
                                                  ------------   ------------
     Total liabilities                            $  4,287,205   $  2,598,379
                                                  ------------   ------------
STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred stock; $.001 par
    value, 3,000,000 shares authorized, 253,292
    issued and outstanding at June 30, 1997 and
    December 31, 1996, aggregate liquidation
    preference  of  $1,013,168                    $    778,167   $    778,167
  Series B Redeemable Preferred Stock, no
    par value; 100 shares issued and outstanding
    at June 30, 1997 and December 31, 1996                  10             10
  Common stock; $.001 par value,
    25,000,000 shares authorized, 6,613,722
    shares issued and outstanding at June 30, 1997
    and  December  31, 1996                              6,614          6,614
  Additional paid-in capital                        30,388,161     30,212,161
  Deferred compensation                               (294,750)      (589,500)
  Accumulated deficit                              (26,333,733)   (24,278,293)
                                                  ------------   ------------
  Total stockholders' equity                      $  4,544,469   $  6,129,159
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  8,831,674   $  8,727,538
                                                  ------------   ------------
                                                  ------------   ------------



     The accompanying notes are an integral part of these financial statements.

                                 ONGARD SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                         Three Months Ended      Six Months Ended
                                             June 30                    June 30
                                      -----------------------  ----------------------
                                         1997        1996          1997       1996
                                      ----------  -----------  ----------  ----------
REVENUES                              $ 1,257,815  $ 1,087,475 $ 2,546,139  $ 1,815,216

COST OF SALES                           1,370,584    1,574,228   2,678,334    2,480,927
                                      -----------  ----------- -----------  -----------
  Operating margin (deficit)             (112,769)    (486,753)   (132,195)    (665,711)
                                      -----------  ----------- -----------  -----------

COSTS AND EXPENSES:
  Sales and marketing                     483,905      402,329     963,560      837,564
  General and administrative              336,832      647,631     728,706    1,353,107
  Research and development                  8,763       67,722      34,829      136,118
  Deferred compensation                   147,385      145,314     294,750      290,628
  Depreciation and amortization           110,075      143,980     219,500      217,920
                                      -----------  ----------- -----------  -----------
     Total expenses                     1,086,950    1,406,976   2,241,345    2,835,337
                                      -----------  ----------- -----------  -----------
LOSS FROM OPERATIONS                   (1,199,719)  (1,893,729) (2,373,540)  (3,501,048)

INTEREST INCOME                             1,010       43,026       7,158       84,654

OTHER INCOME (Note 2)                     406,436       30,139     406,787       31,139

INTEREST EXPENSE                          (71,869)     (62,892)    (90,646)    (249,340)

OTHER EXPENSES                             (3,132)     (41,452)     (5,204)     (51,751)
                                      -----------  ----------- -----------  -----------

NET LOSS                              $  (867,274) $(1,924,908)$(2,055,444) $(3,686,346)
                                      -----------  ----------- -----------  -----------
                                      -----------  ----------- -----------  -----------
NET LOSS PER SHARE                    $      (.13) $      (.30)$      (.31) $      (.62)
                                      -----------  ----------- -----------  -----------
                                      -----------  ----------- -----------  -----------
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING               6,613,722    6,430,726   6,613,722    5,974,323
                                      -----------  ----------- -----------  -----------
                                      -----------  ----------- -----------  -----------




    The accompanying notes are an integral part of these financial statements.

                                 ONGARD SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS



                                                      Six Months Ended
                                                           June 30
                                                  ----------------------------
                                                      1997            1996
                                                  -------------  -------------
                                                   (Unaudited)     (Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                         $(2,055,444)   $(3,686,346)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization and
         non-cash interest                             329,261        437,855
       Compensation expense related to stock options   294,750        290,625
       Gain on sale of Mailback assets                (400,153)           ---
    Allowance for doubtful accounts                        ---          8,879
  Changes in assets and liabilities:
       (Increase) in restricted cash                       ---         43,823
       (Increase) in accounts receivable, trade
         and other                                    (404,116)      (480,265)
       (Increase) in inventory                        (576,989)      (340,770)
       (Increase) in prepaid expenses                    8,757       (121,924)
       Decrease (increase) in deposits                   3,490            ---
       Increase (decrease) in customer deposits         79,665        (51,072)
       Increase (decrease) in accounts payable
         and accrued liabilities                       646,096       (138,980)
                                                   -----------    -----------
  Net cash used in operating activities             (2,074,683)    (4,038,175)
                                                   -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                   (28,602)      (251,979)
  Increase in patent, patents pending and trademark    (10,559)       (17,918)
  Proceeds from sale of Mailback assets                625,000            ---
  Increase in debt issuance costs                      (45,355)           ---
                                                   -----------    -----------
       Net cash (used in) investing activities     $   540,484    $  (269,897)
                                                   -----------    -----------
                                                   -----------    -----------



     The accompanying notes are an integral part of these financial statements.

                                 ONGARD SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       Six Months Ended
                                                            June 30
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
                                                    (Unaudited)    (Unaudited)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (Decrease) in notes payable related party $   85,000  $     (7,500)
  Increase (Decrease) in notes payable Bank           1,000,000    (1,764,270)
  Payment of capital lease obligations                 (101,220)     (153,048)
  Payment of leasehold improvements financed by owner   (48,128)      (69,798)
  Net proceeds from issuance of common stock                ---  $  5,726,629
                                                     ----------  ------------

  Net cash provided by financing activities          $  935,652  $  3,732,013
                                                     ----------  ------------

NET INCREASE (DECREASE) IN CASH                        (598,547)     (576,062)

CASH and cash equivalents, beginning of year            885,552     3,693,303
                                                     ----------  ------------
CASH and cash equivalents, end of the period         $  287,005  $  3,117,241
                                                     ----------  ------------
                                                     ----------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                               $   55,000  $    113,895
                                                     ----------  ------------
                                                     ----------  ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES:

    Leasehold improvements financed by owner         $   22,902  $    350,000

    Acquisition of equipment through capital leases  $   27,413  $    517,657

    Reclassification of equipment under lease to
      finished goods inventory                       $  230,368
    Reclassification of finished goods
      inventory to equipment under lease                         $    116,584

    Value of warrants provided for debt guarantee    $  176,000

                                 ONGARD SYSTEMS, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of operations of the Company and its wholly-owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended June 30, 1997 and 1996. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the six months ended June 30, 1997 may not necessarily be indicative of the full year results.

2.   SALE OF SELECTED ASSETS OF MAILBACK CONTAINER LINE

     On June 30, 1997 the Company completed the sale of selected assets of its Mailback and Container product line to Sage Products, Inc. of Crystal Lake, Illinois. The sale included all customer account data, patents and related intellectual property, inventory and minor office equipment. Accounts receivables were retained by the Company. The sale price was approximately $726,000. At June 30, 1997 approximately $101,000 of the sale price was included in Other Receivables in the accompanying balance sheet. The Company reported a gain on the sale of approximately $400,000. Revenues for this product line were $438,000 for the six month periods ending June 30, 1997 and $895,000 for the twelve months ended December 31, 1996.

3.   CONVERTIBLE DEBENTURE TRANSACTION TERMINATED

     The Company had previously indicated in its first quarter 10-QSB that it had completed the documentation for the sale of $1.5 million from the sale of Convertible Debentures, and that it anticipated funding to occur in May 1997 The Debentures were to be convertible into common stock of the Company in $50,000 denominations at any time after a 45-day restriction period at a price equal to the then fair market value of the common stock less 22-1/2%, or the common stock price at the funding date, whichever is lower.

     In May 1997, the Company elected not to proceed with this offering of Debentures. No Debentures were sold pursuant to the offering nor were any transactions effected relating to this arrangement.

4.   INVENTORY

     Inventory consists of the following:

                              June 30, 1997       December 31, 1996
                              -------------       -----------------
          Raw materials       $ 1,891,362           $  1,356,476
          Work in process         872,936                629,280
          Finished goods          145,439                116,624
                              -----------            -----------
                              $ 2,909,737            $ 2,102,380
                              -----------            -----------
                              -----------            -----------

5.   PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

     Property and equipment, at cost, consist of the following:

                                  June 30, 1997   December 31, 1996
                                ----------------  -----------------

    Furniture and fixtures           $   86,558    $    86,080
    Leasehold improvements              814,694        784,140
    Machinery and equipment           1,567,211      2,079,400
                                     ----------    -----------
                                      2,468,463      2,949,620

    Less accumulated depreciation      (915,692)    (1,113,564)
         and amortization            ----------    -----------

                                     $1,552,771    $ 1,836,056
                                     ----------    -----------
                                     ----------    -----------
    Intangible and other assets, at cost, consist of the following:

                                  June 30, 1997  December 31, 1996
                                 ----------------  -----------------
    Patents and trademarks           $  201,924    $   338,150
    Other intangible assets                 ---         20,000
                                     ----------    -----------
                                        201,924        358,150

    Less accumulated amortization       (13,228)       (54,791)
                                     ----------    -----------
                                     $  188,696    $   303,359
                                     ----------    -----------
                                     ----------    -----------

6.   DEBT GUARANTEE FEE

     Debt guarantee fees reflected the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guarantee of the Company's former bank line. The amount was amortized over the term of the note, the period from October 1995 through maturity in April 1996, as a non-cash charge against earnings which was included in interest expense (Note 7). The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April 1996.

     The Company has also recorded $176,000 in similar charges for the value of the 375,000 warrants granted to the guarantors in conjunction with a new credit facility committed in April 1997 with funding occurring in June 1997. (Note 7). These warrants were valued pursuant to SFAS No. 123 according to the Black Scholes valuation method.

7.  DEBT

    In April 1997 the Company obtained a commitment for a new credit facility with a bank, which was facilitated by the same two guarantors of the previous bank borrowing. The credit line of $1.0 million bears interest at the LIBOR rate plus 2%, and matures twelve months from inception. The Company secured the credit facility with all of its tangible and intangible assets. At June 1997, $1.0 million was outstanding on the credit line. In exchange for their guarantees the Company granted the guarantors 375,000 warrants to purchase OnGard common stock at a price of $1.25 per share or the price per share at the closing date. The Warrant contains an antidilution provision which adjusts the price per share and number of shares issueable to the price of any subsequent financing where the price per share is lower than the granted price. The funding occurred on May 30, 1997.

    The Company has recorded the fair value of the warrants granted as a non-cash fee with an offsetting increase to additional paid in capital. The amount will be included as interest expense, and amortized over the one-year life of the loan.


8.  WARRANTS

    The Company has issued warrants in connection with the securities transactions which have financed its operations since its initial public offering, other than its September 1995 private placement. Warrants included with the Company's initial public offering expired on April 30, 1996 and generated $6.0 million in gross proceeds from their exercise. Other warrants, which have expired, are excluded from the following data.

    Warrant prices and expiration periods of remaining warrants vary but key terms, shown below, are included in each transaction. A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at June 30, 1997 and potential maximum gross proceeds to the Company are as follows:




                                      Guarantor's          Underwriter's       Class B             Guarantor's
                                      Warrants             Warrants            Warrants            Warrants            Total
                                       --------             --------            --------            --------            -----
                                      (1994-1995)                                                  (1997)
Number of shares                       600,000             250,000             375,000             375,000             1,600,000
Original price                         $4.00               $3.50-$9.45         $6.00               $1.25                   -
Dilution adjusted shares               712,377             356,453             443,073             375,000             1,886,903
Dilution adjusted price                $3.32- $3.47        $2.94-$6.05         $5.06-$5.14         $1.25                   -
Maximum potential gross
   proceeds ($  millions) (a)          $2.4                $1.6                $2.3                $  .5               $6.8
Expiration date                        10-24-99,           08-11-97,           2-28-98             5-29-02
                                       5-31-00             07-20-97
Redemption provision                   No                  No                  Yes                 No



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


                                                 Three Months                 Six Months
                                                 Ended June 30                Ended June 30
                                                  -------------                -------------
                                             1997           1996           1997           1996
                                              ----           ----           ----           ----
Revenues ..............................       100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales..........................       109.0          144.8          105.2          136.7
                                             ------        -------         ------        -------
Operating Margin (deficit).............       ( 9.0)         (44.8)          (5.2)         (36.7)
                                             ------        -------         ------        -------

Operating Expenses:
  General and administrative ..........        26.8           59.5           28.7           74.5
  Sales and marketing..................        38.5           37.0           37.8           46.1
  Depreciation and amortization .......         8.8            6.2            8.6            7.5
  Deferred compensation                        11.7           13.4           11.6           16.1
  Research and development ............          .6           13.2            1.4           12.0
                                             ------        -------         ------        -------
Total  ................................        86.4          129.3           88.1          156.2
                                             ------        -------         ------        -------

Loss from operations ..................       (95.4)        (174.1)         (93.3)        (192.9)
Interest and other expenses............        (6.0)          (9.6)          (3.8)         (16.6)
Interest and other income .............        32.4            6.7           16.3            6.4
                                             ------        -------         ------        -------

Net loss ..............................       (69.0) %      (177.0) %       (80.8) %      (203.1) %
                                             ------        -------         ------        -------
                                             ------        -------         ------        -------



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues for the three months ended June 30, 1997 increased 16% or $170,000 from $1,087,000 to $1,257,000 in the same period in 1996. The increase is primarily attributable to sales in the Company's equipment business line.

    Operating margin improved to a deficit of $113,000 (a deficit of 9% of revenues) for the three months ended June 30, 1997 compared to a deficit of $487,000 (45% of revenues) for the same period in 1996. The improvement in margin resulted in part from an increase in revenues of $170,000 described above, lower direct material costs and lower overhead costs as a result of containment measures. Revenues, which were insufficient to offset fixed factory overhead, resulted in a minor operating margin deficiency.

    General and administrative expenses decreased $311,000, or 48%, from $648,000 (59.5% of revenues) to $337,000 (27.0% of revenues) for the respective three month periods ended June 30, 1997 and 1996. The decrease is the result of cost containment measures in a broad category of expenses including personnel, legal, professional fees, travel and office supplies.

    Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $2,000 from $145,000 to $147,000 in the respective quarters ended June 30, 1997, and 1996.

    Sales and marketing expenses increased 20%, or $69,000 to $484,000 (38.5% of revenues) in the three months ended June 30, 1997 versus $402,000 (37.0% of revenues) in the comparable period in 1996. The Company has increased its direct selling efforts, including manpower and collateral materials, in its equipment product line.

    Research and development expenses decreased $59,000 to $9,000 from $68,000, an 87% decrease, for the first quarter ended June 30, 1997 to the comparable quarter in 1996. The decrease relates to the completion of Autopak-Registered Trademark- development, and of the Company's compact sterilizer product line.

    Interest expense increased from $63,000 to $72,000 for the comparable quarters ended June 30, 1997 and 1996, or 14%. This results from the payment in full of the Company's prior bank line, on April 15, 1996 offset by increases for interest related to assets financed by capital leases, interest on the new bank line and short term loans .


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Revenues for the six months ended June 30, 1997 increased 40% or $731,000 from $1,815,000 to $2,546,000 in the same period in 1996. The increase is predominantly attributable to sales in the Company's equipment business line.

    Operating margin improved to a deficit of $132,000 (a deficit of 5% of revenues) for the six months ended June 30, 1997 compared to a deficit of $666,000 (37% of revenues) for the same period in 1996. The improvement in margin resulted in part from an increase in revenues of $731,000 described above, lower overhead costs as a result of cost containment measures and certain start-up production costs incurred in 1996, which were not recurring. Revenues, which were insufficient to offset fixed factory overhead, resulted in a minor operating margin deficiency.

    General and administrative expenses decreased $624,000, or 46% from $1,353,000 to $729,000 for the respective six month periods ended June 30, 1997 and 1996. The decrease is the result of cost containment measures in a broad category of expenses including, legal, professional fees, travel, personnel and office supplies, as well as expenditures incurred for relocation during 1996 which were not recurring.

    Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $4,000 from $291,000 to $295,000 in the respective six months ended June 30, 1997, and 1996.

    Sales and marketing expenses increased $126,000 to $964,000 in the six months ended June 30, 1997 versus $838,000 in the comparable period in 1996, or 15%. The Company has increased its direct selling efforts, including manpower and collateral materials, in its equipment product line.

    Research and development expenses decreased $101,000 to $35,000 from $136,000, a 74% decrease, for the six months ended June 30, 1997 to the comparable quarter in 1996. The decrease relates to the completion of Autopak-Registered Trademark- development, and of the Company's compact sterilizer product line.

    Interest expense decreased from $249,000 to $91,000 for the comparable six month ended June 30, 1997 and 1996, a decrease of 158,000 or 63%. This results from the payment in full of the Company's bank line, on April 15, 1996 offset by increases for interest related to assets financed by capital leases.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at June 30, 1997 decreased to $495,000 from $1,696,000 at December 31, 1996. Cash and cash equivalents were $287,000 at June 30, 1997 versus $886,000 at December 31, 1996. Accounts receivable increased $300,000 to $1,045,000 at June 30, 1997, from $745,000 at December 31,
1996. Inventory increased, net, $808,000 to $2,910,000 at June 30, 1997 from $2,102,000 at December 31, 1996.

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

    The Company had also previously generated funds through $2.5 million in notes payable to a bank which had been facilitated by third party guarantors (Note 7). The notes called for a 36 month amortization schedule and a balloon payment at the end of one-and-a-half years in April, 1996. The balloon payment ($1,622,000) was paid in full from the Company's cash position in April, 1996.

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

    Most recently, in April 1997, the Company obtained a commitment for a $1.0 bank line of credit facilitated by the guarantors who had facilitated the Company's previous bank line. The line bears interest at the LIBOR rate plus 2% and matures twelve months from inception. The Company provided the guarantors with warrants to purchase 375,000 shares of common stock at a price of $1.25 or the price at the closing date. Funds were drawn in full on May 30, 1997.

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

    Historically, the FDA has not exercised device regulatory authority over some types of infection control products, such as sharps containers or mailer packages, including those which are used in the Company's mail-back system, and has allowed companies to begin commercial introduction (on or after May 28, 1976) of these types of products without a 510(k) clearance. On February 3, 1994, the FDA issued a written policy statement which allowed manufacturers of sharps containers a "discretionary period" of 180 days (until August 2, 1994) to continue marketing their products already in distribution (introduced on or after May 28, 1976) without the benefit of 510(k) clearance provided that required 501(k) notices are submitted to FDA prior to the conclusion of the discretionary period. Manufacturers of sharps containers also must comply with FDA device listing and establishment registration requirements. The FDA has indicated that there is no change in its regulatory posture toward the mailer packages used in the mail-back system and that it does not intend to regulate this product as a medical device.

    OnGard submitted all of the 510(k) notices during 1994 and 1996. The
Company received notification that all of its 510(k) submittals for sharps containers had been approved and cleared for marketing. The Company sold all of its containers and Mailback business as described in Note 2. The Company has also received a 510(k) notice for its submission of AutoPak-Registered Trademark-.

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.

             One on May 6, 1997, Item 5 - Other Events, reflecting the resignation of certain directors of OnGard's Board.

                                      SIGNATURE


    In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ON-GARD SYSTEMS, INC.

Dated:    August 13, 1997              PHIL B. KART
                             --------------------------------------
                                       Phil B. Kart
                             Vice President and Principal Financial Officer