Form 10QSB
period 1997-09-30
ONGARD SYSTEMS INC
filed 1997-11-14
CIK 888428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                      or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

Commission File Number:  0-20432.

                              ONGARD SYSTEMS, INC.
       ----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                Delaware                                84-1149380
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


      40 Commerce Drive, Hauppauge, NY                      11788
      ---------------------------------------        ------------------
      (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  (516) 231-8989
                                                    ----------------

                 2323 Delgany Street, Denver, Colorado    80216
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes __X__             No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997: 6,613,722

Transitional Small Business Disclosure Format:

                                      Yes _____             No __X__

PART I.   ITEM 1.  FINANCIAL STATEMENTS




                             ONGARD SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                          1997          1996
ASSETS                                                (Unaudited)    (Audited)
------                                                -----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents                           $   73,812     $  885,552
  Restricted cash                                         50,000         50,000
  Trade accounts receivable, net of
   allowance of $20,000 and $40,000, respectively        420,142        744,856
  Receivables, other                                      56,808         ---
  Inventory, net                                       3,046,169      2,102,380
  Prepaid expenses and other                             112,781        203,712
                                                      ----------      ----------


       Total current assets                            3,759,712      3,986,500
                                                      ----------      ----------

PROPERTY AND EQUIPMENT, net                            1,503,123      1,836,056
                                                      ----------      ----------

EQUIPMENT UNDER OPERATING LEASES, net                     ---           237,594
                                                      ----------      ----------
OTHER ASSETS:
  Excess cost over net tangible assets acquired, net   2,172,920      2,268,788
  Intangible and other assets, net                       214,174        303,359
  Debt guarantee fee and issuance costs, net             132,903         ---
  Deposits                                                66,068         95,241
                                                      ----------      ----------

       Total other assets                              2,586,065      2,667,388
                                                      ----------      ----------

TOTAL ASSETS                                          $7,848,900      $8,727,538
                                                      ----------      ----------
                                                      ----------      ----------





   The accompanying notes are an integral part of these financial statement

                              ONGARD SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                        September 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                         1997          1996
                                                        ------------   ------------
                                                         (Unaudited)     (Audited)
CURRENT LIABILITIES:
  Notes payable to bank                                 $  1,000,000         ---
  Trade accounts payable                                   1,481,301   $    541,604
  Accrued liabilities                                      1,175,462      1,242,257
  Capital leases payable                                     192,479        186,741
  Customer deposits                                          209,339        221,359
  Current portion of notes payable                           106,512         98,847
  Notes payable, related parties                              40,000         ---
                                                        ------------   ------------

       Total current liabilities                           4,205,093      2,290,808
                                                        ------------   ------------

  CAPITAL LEASES PAYABLE, NET OF CURRENT PORTION             134,309        198,051
  NONCURRENT PORTION OF NOTES PAYABLE                         28,716        109,520
                                                        ------------   ------------

       Total liabilities                                $  4,368,118   $  2,598,379
                                                        ------------   ------------

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred stock; $.001 par
    value, 3,000,000 shares authorized, 253,292 issued
    and outstanding at September 30, 1997 and December
    31, 1996, aggregate liquidation preference
    of $1,013,168                                       $   778,167    $    778,167
  Series B Redeemable Preferred Stock, no par value;
    100 shares issued and outstanding at September 30,
    1997 and December 31, 1996                                    10             10
  Common stock; $.001 par value,
    25,000,000 shares authorized, 6,613,722
    shares issued and outstanding at September 30, 1997
    and  December 31, 1996                                     6,614          6,614
  Additional paid-in capital                              30,445,661     30,212,161
  Deferred compensation                                     (147,375)      (589,500)
  Accumulated deficit                                    (27,602,295)   (24,278,293)
                                                        ------------   ------------

       Total stockholders' equity                       $  3,480,782   $  6,129,159
                                                        ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                  $  7,848,900   $  8,727,538
                                                        ------------   ------------
                                                        ------------   ------------


   The accompanying notes are an integral part of these financial statements.

                              ONGARD SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended           Nine Months Ended
                                      September 30                 September 30
                                -------------------------   ---------------------------
                                   1997          1996          1997            1996
                                -----------   -----------   -----------     -----------
REVENUES                        $   817,425   $   729,444   $ 3,363,564     $ 2,544,660

COST OF SALES                     1,168,704     1,157,773     3,847,038       3,638,700
                                -----------   -----------   -----------     -----------

Operating margin (deficit)         (351,279)     (428,329)     (483,474)     (1,094,040)
                                -----------   -----------   -----------     -----------

COSTS AND EXPENSES:
  Sales and marketing               297,247       446,254     1,260,807       1,283,818
  General and administrative        362,750       430,105     1,091,456       1,735,699
  Research and development            5,201        15,705        40,030         151,823
  Deferred compensation             147,375       145,314       442,125         435,937
  Depreciation and amortization     104,608        54,726       324,108         304,601
                                -----------   -----------   -----------     -----------

       Total expenses               917,181     1,092,104     3,158,526       3,911,878
                                -----------   -----------   -----------     -----------

LOSS FROM OPERATIONS             (1,268,460)   (1,520,433)   (3,642,000)     (5,005,918)

INTEREST INCOME                       2,149        38,692         9,307         123,346

OTHER INCOME (Note 2)                89,990         7,920       496,777          39,349

INTEREST EXPENSE                    (84,465)      (35,046)     (175,111)       (284,386)

OTHER EXPENSES                       (7,773)         (147)      (12,977)        (54,128)
                                -----------   -----------   -----------     -----------


NET LOSS                        $(1,268,559)  $(1,509,014)  $(3,324,004)    $(5,181,737)
                                -----------   -----------   -----------     -----------
                                -----------   -----------   -----------     -----------

NET LOSS PER SHARE              $      (.19)  $      (.23)  $      (.50)    $      (.84)
                                -----------   -----------   -----------     -----------
                                -----------   -----------   -----------     -----------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            6,613,722     6,488,722     6,613,722       6,145,789
                                -----------   -----------   -----------     -----------
                                -----------   -----------   -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                             ONGARD SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Nine Months Ended
                                                                   September 30
                                                            -------------------------
                                                                1997         1996
                                                            -----------   -----------
                                                            (Unaudited)   (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                   (3,324,004)  $(5,181,737)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization and non-cash interest        311,563       530,171
     Compensation expense related to stock options              442,125       435,937
     Gain on sale of Mailback assets                           (400,153)         ---
     Allowance for doubtful accounts                            (19,736)      (30,683)
  Changes in assets and liabilities:
     Decrease in restricted cash                                   ---         43,823
     Decrease in accounts receivable, trade and other           287,642       188,384
     (Increase) in inventory                                   (713,421)     (544,697)
     Decrease (Increase) in prepaid expenses                     90,931       (85,803)
     Decrease (increase) in deposits                             29,173       (47,587)
     Decrease in customer deposits                              (12,020)      (38,788)
     Increase (decrease) in accounts payable
      and accrued liabilities                                 1,031,656      (405,757)
                                                            -----------   -----------
  Net cash used in operating activities                      (2,276,244)   (5,136,737)
                                                            -----------   -----------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                            (32,987)     (166,691)
  Increase in patent, patents pending and trademark             (42,021)      (55,532)
  Proceeds from sale of Mailback assets                         676,000          ---
  Increase in debt issuance costs                               (45,355)         ---
                                                            -----------   -----------
      Net cash (used in) investing activities               $   555,637   $  (222,223)
                                                            -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                             ONGARD SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Nine Months Ended
                                                               September 30
                                                         -------------------------
                                                            1997          1996
                                                         ----------    -----------
                                                         (Unaudited)   (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in notes payable related party     $   40,000    $    (7,500)
  Increase (decrease) in notes payable Bank               1,000,000     (1,764,270)
  Payment of capital lease obligations                      (58,004)      (165,275)
  Payment of leasehold improvements financed by owner       (73,125)       (69,798)
  Net proceeds from issuance of common stock                 ---         5,701,608
                                                         ----------    -----------

  Net cash provided by financing activities              $  908,867    $ 3,694,765
                                                         ----------    -----------
                                                         ----------    -----------


NET INCREASE (DECREASE) IN CASH                            (811,740)    (1,664,195)

CASH and cash equivalents, beginning of year                885,552      3,693,303
                                                         ----------    -----------

CASH and cash equivalents, end of the period             $   73,812    $ 2,029,108
                                                         ----------    -----------
                                                         ----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid for interest                                   $   88,601    $   142,204
                                                         ----------    -----------
                                                         ----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES:

     Leasehold improvements financed by owner            $   22,902    $   350,000

     Acquisition of equipment through capital leases     $   91,120    $   517,657

     Reclassification of equipment under lease to
       finished goods inventory                          $  230,368

     Reclassification of finished goods
       inventory to equipment under lease                              $   116,584

     Value of warrants provided for debt guarantee       $  176,000

     Reversal of  certain accruals and accounts payable  $  158,754

                              ONGARD SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The information in this Form 10-QSB includes the results of operations of the Company and its wholly-owned subsidiary, OnGard Sterilization Technology ("OST"), for the periods ended September 30, 1997 and 1996. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The accounting policies utilized in the preparation of financial information are the same as set forth in the Company's annual financial statements and should be read in conjunction with the Company's Form 10-KSB. Certain prior period balances have been reclassified to conform to the current period classification. Results of operations for the nine months ended September 30, 1997 may not necessarily be indicative of the full year results.

    When used in this form or other filings or press releases made by the Company regarding forward-looking comments, important factors could arise which could cause actual results to differ from those contained in any forward looking statement. Undue reliance should not be placed on such statements which speak only as of the date made.

2.  WORKING CAPITAL DEFICIENCY

    The Company's cash position at September 30,1997 was approximately $74,000; its working capital had declined to a deficit of $445,000 from positive working capital of $1,696,000 at December 31, 1996. While the Company has a significant backlog of customer orders for its equipment products, which approximated $3.1 million, it has been unable to meet the delivery dates requested by these customers; the Company continues to believe that its Autopak product offerings have market potential but it lacked the marketing structure to create the sales revenues the Company anticipated. Both of these matters have caused considerable amounts to be invested in inventory and resulted in recurring losses. Further, in September 1997, new senior management voluntarily suspended production operations due to safety concerns (see Note 3). Upon their resignation in October 1997, remedial actions began and key departments within the plant were reopened. However, the month-long shutdown exacerbated the financial condition.

    As a result, the Company has exhausted substantially all of its internal funds and is unable to meet its current trade obligations. The Company is addressing its funding requirements with its major investors for additional financing and is also currently evaluating a plan to divest selected assets of its equipment business and apply those proceeds to pay its creditors or, as an alternative, sell the equipment business in total. Thereafter, it may seek to recapitalize its disposable packaging business. Discussions are being held with entities which have expressed interest in acquiring the equipment business or selected assets. The Company cannot determine, at this time, whether these entities will provide an offer or, if an offer is received, if it will be sufficient to meet the Company's requirements, or, whether funds received from investors, if any, will be sufficient to meet its future obligations.

3.  PLANT SHUTDOWN

    In September 1997 the Company's new senior management voluntarily suspended production operations based on an inspection of the facility and related safety concerns. The production operations were suspended for approximately one month. During October, subsequent to the resignation of these individuals, remedial activities commenced based on the advice of safety experts. At this date, most of the production departments are operational; one department is not fully functional, but those activities are outsourced when necessary and not precluding production. All employees were paid in full during the supsension.

4.  SALE OF SELECTED ASSETS OF MAILBACK CONTAINER LINE

    On June 30, 1997 the Company completed the sale of selected assets of its Mailback and Container product line to Sage Products, Inc. of Crystal Lake, Illinois. The sale included all customer account data, patents and related intellectual property, inventory and minor office equipment. Accounts receivables were retained by the Company. The sale price was approximately $726,000. At September 30, 1997 approximately $51,000 of the sale price was included in Other Receivables in the accompanying balance sheet, of which $41,000 was paid in October, 1997. The Company reported a gain on the sale of approximately $400,000. Revenues for this product line were $438,000 for the six month period ending June 30, 1997 and $895,000 for the twelve months ended December 31, 1996.

5.  CONVERTIBLE DEBENTURE TRANSACTION TERMINATED

    The Company had previously indicated in its first quarter 10-QSB that it had completed the documentation for the sale of $1.5 million from the sale of Convertible Debentures, and that it anticipated funding to occur in May 1997. The Debentures were to be convertible into common stock of the Company in $50,000 denominations at any time after a 45-day restriction period at a price equal to the then fair market value of the common stock less 22-1/2%, or the common stock price at the funding date, whichever is lower.

    As previously indicated in the Company's second quarter 10-QSB, in May 1997 the Company elected not to proceed with this offering of Debentures. No Debentures were sold pursuant to the offering and all transactions relating to this arrangement were terminated.

6.  INVENTORY

    Inventory consists of the following:

                                      SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                      ------------------   -----------------

             Raw materials                $1,915,425           $1,356,476
             Work in process                 888,497              629,280
             Finished goods                  105,814              116,624
                                          ----------           ----------
                                          $2,909,737           $2,102,380
                                          ----------           ----------
                                          ----------           ----------

7.  PROPERTY AND EQUIPMENT AND INTANGIBLE AND OTHER ASSETS

    Property and equipment, at cost, consist of the following:

                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          ------------------   -----------------

             Furniture and fixtures          $    86,558           $    86,080
             Leasehold improvements              815,204               784,140
             Machinery and equipment           1,633,112             2,079,400
                                             -----------           -----------
                                               2,534,874             2,949,620
             Less accumulated depreciation
               and amortization               (1,031,751)           (1,113,564)
                                             -----------           -----------
                                             $ 1,503,123           $ 1,836,056
                                             -----------           -----------
                                             -----------           -----------

Intangible and other assets, at cost, consist of the following:

                                        SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                        ------------------   -----------------
             Patents and trademarks          $230,766             $338,150
             Other intangible assets             ---                20,000
                                             --------             --------
                                              230,766              358,150

             Less accumulated amortization    (16,592)             (54,791)
                                             --------             --------
                                             $214,174             $303,359
                                             --------             --------
                                             --------             --------

8.  DEBT GUARANTEE FEE

    Debt guarantee fees reflected the estimated fair value of 600,000 warrants issued to the guarantor of the Company's $2.5 million bank indebtedness in exchange for the guarantee of the Company's former bank line. The amount was amortized over the term of the note, the period from October 1995 through maturity in April 1996, as a non-cash charge against earnings which was included in interest expense. The Company obtained an investment banking opinion for the fair value assigned to the first 400,000 warrants granted, and applied the same value for the subsequent 200,000 warrants which were granted under the same terms and conditions. The guarantee fee was fully amortized upon the repayment of the debt in April 1996.

    The Company has also recorded $176,000 in similar charges for the value of the 375,000 warrants granted to the guarantors in conjunction with a new credit facility committed in April 1997 with funding occurring in June 1997. (Note 9). These warrants were valued pursuant to SFAS No. 123 according to the Black Scholes valuation method.


9.  DEBT

    In April 1997 the Company obtained a commitment for a new credit facility with a bank, which was facilitated by the same two guarantors of the previous bank borrowing. The credit line of $1.0 million bears interest at the LIBOR rate plus 2%, and matures twelve months from inception. The Company secured the credit facility with all of its tangible and intangible assets. At September 30, 1997 $1.0 million was outstanding on the credit line. In exchange for their guarantees the Company granted the guarantors 375,000 warrants to purchase OnGard common stock at a price of $1.25 per share or the price per share at the closing date. The Warrant contains an antidilution provision which adjusts the price per share and number of shares issueable to the price of any subsequent financing where the price per share is lower than the granted price. The funding occurred on May 30, 1997.

    The Company has recorded the fair value of the warrants granted as a non-cash fee with an offsetting increase to additional paid in capital (Note 8). The amount will be included as interest expense and amortized over the one-year life of the loan.

10. WARRANTS

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

    Warrant prices and expiration periods of remaining warrants vary but key terms, shown below, are included in each transaction. A summary of the key warrant terms, Company calculation of dilution adjusted prices and shares at September 30, 1997 and potential maximum gross proceeds to the Company are as follows:

                                Guarantor's      Class B       Guarantor's
                                Warrants         Warrants      Warrants      Total
                                ----------       ---------     -----------   -----
                                (1994-1995)                    (1997)
                                                               ------
     Number of shares             600,000        375,000       375,000       1,350,000
     Original price               $4.00          $6.00         $1.25               -
     Dilution adjusted shares     712,377        443,073       375,000       1,530,450
     Dilution adjusted price      $3.32- $3.47   $5.06-$5.14   $1.25               -
     Maximum potential gross
      proceeds ($ millions) (a)   $2.4           $2.3          $ .5          $5.2
     Expiration date              10-24-99,      2-28-98       5-29-02
                                  5-31-00
     Redemption provision            No            Yes           No


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

                                             Three Months          Nine Months
                                          Ended September 30    Ended September 30
                                          ------------------    ------------------
                                          1997          1996      1997        1996
                                          ----          ----      ----        ----
     Revenues .........................   100.0 %      100.0 %   100.0 %     100.0 %
     Cost of sales.....................   143.0        158.7     114.4       143.0
                                         ------       ------     -----       -----
     Operating Margin (deficit)........   (43.0)       (58.7)    (14.4)      (43.0)
                                         ------       ------     -----       -----
     Operating Expenses:
       Sales and marketing.............    36.4         61.2      37.5        50.5
       General and administrative .....    44.4         58.9      32.5        68.2
       Research and development........      .6          2.2       1.2         6.0
       Deferred compensation...........    18.0         19.9      13.1        17.1
       Depreciation and amortization...    12.8          7.5       9.6        12.0
                                         ------       ------     -----       -----
     Total  ...........................   112.2        149.7      93.9       153.8
                                         ------       ------     -----       -----
     Loss from operations..............  (155.2)      (208.4)   (108.3)     (196.8)
     Interest and other expenses.......   (11.3)        (4.8)     (5.6)      (13.3)
     Interest and other income ........    11.3          6.3      15.1         6.5
                                         ------       ------     -----       -----
     Net loss..........................  (155.2)%     (206.9)%   (98.8)%    (203.6)%
                                         ------       ------     -----       -----
                                         ------       ------     -----       -----

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

           Revenues for the three months ended September 30, 1997 increased 12% or $88,000 from $729,000 to $817,000 in the same period in 1996.
Excluding sales in the quarter for 1996, of the Company's Mailback business of $207,000 (which was sold on June 30,1997), the increase for comparable business was $295,000. The increase is primarily attributable to sales in the Company's equipment business line. The increase was achieved despite the third quarter revenue being the lowest in the current year due to the voluntary suspension of production for a safety standdown. The suspension of production took place for most of September and into October 1997. In October 1997 the Company began remedial action which was completed for all departments but one in late October 1997.

          Operating margin improved to a deficit of $351,000 (a deficit of 43% of revenues) for the three months ended September 30, 1997 compared to a deficit of $428,000 (59% of revenues) for the same period in 1996. The improvement in margin resulted in part from an increase in revenues of $88,000 described above, lower direct material costs and lower overhead costs as a result of containment measures. Revenues, which were insufficient to offset factory overhead, resulted in an operating margin deficiency.

          General and administrative expenses decreased $20,000, or 5%, from $398,000 (59.5% of revenues) to $378,000 (46% of revenues) for the respective three month periods ended September 30, 1997 and 1996.

          Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $2,000 from $145,000 to $147,000 in the respective quarters ended September 30, 1997, and 1996.

          Sales and marketing expenses decreased 33%, or $149,000 to $297,000 (36% of revenues) in the three months ended September 30, 1997 versus $446,000 (61% of revenues) in the comparable period in 1996. The Company has decreased its direct selling efforts, including manpower and collateral materials, in its Autopak packaging line.

          Research and development expenses decreased $11,000 to $5,000 from $16,000, a 69% decrease, for the quarter ended September 30, 1997 to the comparable quarter in 1996. The decrease relates to the completion of Autopak-Registered Trademark-development, and of the Company's compact sterilizer product line.

          Interest expense increased from $35,000 to $84,000 for the comparable quarters ended September 30, 1997 and 1996, or 140%. This results from the payment in full of the Company's prior bank line, on April 15, 1996 offset by increases for interest related to assets financed by capital leases, interest on the new bank line and short term loans.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

          Revenues for the nine months ended September 30, 1997 increased 32% or $819,000 from $2,545,000 to $3,364,000 in the same period in 1996.
Excluding the revenues from the Company's Mailback business (which was sold on June 30, 1997) during the nine months ended September 30, 1996 and for which there were only six comparable months in 1997, sales were $1,056,000 higher for comparable business lines. The increase is predominantly attributable to sales in the Company's equipment business line.

          Operating margin improved to a deficit of $483,000 (a deficit of 14% of revenues) for the nine months ended September 30, 1997 compared to a deficit of $1,094,000 (43% of revenues) for the same period in 1996. The improvement in margin resulted in part from an increase in revenues of $819,000 described above, lower overhead costs as a result of cost containment measures and certain start-up production costs incurred in 1996, which were not recurring. Revenues, which were insufficient to offset fixed factory overhead, resulted in an operating margin deficiency.

          General and administrative expenses decreased $645,000, or 37% from $1,736,000 to $1,091,000 for the respective nine month periods ended September 30, 1996 and 1997. The decrease is the result of cost containment measures in a broad category of expenses including, legal, professional fees, travel, personnel and office supplies, as well as expenditures incurred for relocation during 1996 which were not recurring.

          Deferred compensation, the non-cash charges which reflect the difference between market and exercise prices of stock options granted, increased $6,000 from $436,000 to $442,000 in the respective nine months ended September 30, 1997, and 1996.

          Sales and marketing expenses decreased $23,000 to $1,261,000 in the nine months ended September 30, 1997 versus $1,284,000 in the comparable period in 1996, or 2%. The Company has decreased its direct selling efforts, including manpower and collateral materials, in its Autopak packaging line while increasing its direct selling efforts in the equipment line.

          Research and development expenses decreased $112,000 to $40,000 from $152,000, a 74% decrease, for the nine months ended September 30, 1997 to the comparable quarter in 1996. The decrease relates to the completion of Autopak-Registered Trademark- development, and of the Company's compact sterilizer product line.

          Interest expense decreased from $284,000 to $175,000 for the comparable nine month ended September 30, 1997 and 1996, a decrease of 109,000 or 38%. This results from the payment in full of the Company's bank line, on April 15, 1996 offset by increases for interest related to assets financed by capital leases.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital decreased to a deficit of $445,000 from positive working capital of $1,696,000 at December 31, 1996. Cash and cash equivalents were $74,000 at September 30, 1997 versus $886,000 at December 31, 1996. Accounts receivable decreased $325,000 to $420,000 at September 30, 1997, from $745,000 at December 31, 1996. Inventory increased, net, $944,000 to $3,046,000 at September 30, 1997 from $2,102,000 at December
31, 1996.

          Since its inception the Company has funded its operating deficiencies and capital requirements with funds provided either from the sale of stock or various forms of debt or lease finacing. Successful completion of the Company's initial public offering in 1992 provided funds to expand development efforts for the Company's existing product line and continue product enhancement and expansion. The Company had raised additional funds through a number of private transactions after that date. When working capital at December 31, 1994 amounted to a deficit of $1,032,000, the Company completed a private placement (the "September 1995 Private Placement") of the sale of 2,204,021 shares of the Company's common stock at a price of $3.50 per share aggregating gross proceeds of $7,714,000. Pursuant to the September 1995 Private Placement the Company registered such Common Shares issued in this placement. The Company also sold 100 shares of its Series B Redeemable Preferred Limited Voting Stock (the "Series B preferred stock") in the September 1995 Private Placement. Provided that the holders of the Series B preferred stock own in the aggregate at least 5% of the Company's Common Stock, the holders of the Series B preferred stock were granted the right to elect one member to the Company's Board of Directors, which they exercised effective December 24, 1995.

          The Company had also previously generated funds through $2.5 million in notes payable to a bank which had been facilitated by third party guarantors (Note 9). The notes called for a 36 month amortization schedule and a balloon payment at the end of one-and-a-half years in April, 1996. The balloon payment ($1,622,000) was paid in full from the Company's cash position in April, 1996.

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

          The Company also raised funds from the sale of its Mailback/Container business assets on June 30,1997. The gross sales price was $726,000; excluding contingent funds retained by the acquiror, the Company has received $712,000 to date.

          At September 30, 1997 the Company had exhausted substantially all of its cash and was unable to meet its current trade obligations. The Company is addressing its nearterm funding requirements with its major investors for additional financing. It has also established a plan to divest selected assets of its equipment business with the intention of paying its credit obligations from the proceeds, or, selling the business in total. Thereafter it could seek to recapitalize its packaging line, Autopak-Registered Trademark-. The Company is holding discussions with companies which have expressed an interest in acquiring a position in the steam sterilizer equipment business. There is no assurance that the Company will be successful in completing this transaction or that it can negotiate terms which will enable it to satisfy its obligations or subsequently recapitalize its business.

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

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.

     On August 28, 1997, Item 5 - Other Events, reflecting the resignation of certain directors of OnGard's Board including the Chairman and CEO, Mark Weiss and the hiring of both a CEO and COO and their appointment as directors.

     On September 17, 1997 Item 5 - Other Events, reflecting a voluntary suspension of production due to safety concerns.

     On October 1, 1997 Item 5 - Other Events, reflecting the resignation of the two newly appointed directors who were the CEO and COO.

     On October 8, 1997 Item 5 - Other Events, reflecting the reopening of the production facility, and that the Company was evaluating a plan to divest the assets of its equipment business to meet its working capital demands.

                                      SIGNATURE

     In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ON-GARD SYSTEMS, INC.

 Dated: November 13, 1997                     PHIL B. KART
                                 ----------------------------------------------
                                              Phil B. Kart
                                 Vice President and Principal Financial Officer